Form 10-K
period 1993-12-31
AMERICAN PREMIER UNDERWRITERS INC
filed 1994-03-29
CIK 77098

- -----------------------------------------------------------------
- -----------------------------------------------------------------
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1993     Commission file number 1-1569

                               or
    [ ] Transition Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934

               AMERICAN PREMIER UNDERWRITERS, INC.
     (Exact name of registrant as specified in its charter)

         Pennsylvania                     23-6000765
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)          Identification No.)

    One East Fourth Street
       Cincinnati, Ohio                         45202
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code: (513) 579-6600


Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
  Title of each class                       which registered
  -------------------                   ------------------------

Common Stock, $1 par value . . . . . . . New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                              None
                        (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. [X]

     At March 15, 1994, the aggregate market value of the regist-rant's voting stock held by non-affiliates was $670 million.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practica-ble date.

         Class                  Outstanding at March 15, 1994
         -----                  -----------------------------
Common Stock, $1 par value          46,092,718 shares*

     The following documents have been incorporated by reference into the Parts of this Report indicated:

(1) Certain parts of the 1993 Annual Report to Shareholders, as indicated herein (Parts I and II)

(2) Proxy statement involving the election of directors which the registrant intends to file with the Commission within 120 days after December 31, 1993 (Part III)

__________________________

     * As of March 15, 1994, 1,376,948 additional shares of
Common Stock remained to be distributed pursuant to the registr-
ant's 1978 Plan of Reorganization.
- -----------------------------------------------------------------
- -----------------------------------------------------------------

PAGE

                               TABLE OF CONTENTS

                                                            Page

PART I

ITEM   1.   BUSINESS. . . . . . . . . . . . . . . . . . . .   1

            Introduction. . . . . . . . . . . . . . . . . .   1

            Description of Businesses . . . . . . . . . . .   2

                  Insurance . . . . . . . . . . . . . . . .   2

                  Non-Insurance Operations. . . . . . . . .  12

            General . . . . . . . . . . . . . . . . . . . .  14

            Employees . . . . . . . . . . . . . . . . . . .  14

ITEM   2.   PROPERTIES. . . . . . . . . . . . . . . . . . .  14

ITEM   3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . .  15

ITEM   4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS . . . . . . . . . . . . . . . . . . .  16

EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . . . . .  16

PART II

ITEM   5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS . . . . . . . . .  18

ITEM   6.   SELECTED FINANCIAL DATA . . . . . . . . . . . .  18

ITEM   7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS . . . . .  18

ITEM   8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . .  18

ITEM   9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE . . . . .  18

PART III

ITEM  10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
              REGISTRANT. . . . . . . . . . . . . . . . . .  18

ITEM  11.   EXECUTIVE COMPENSATION. . . . . . . . . . . . .  18

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT. . . . . . . . . . . . . . . .  18

ITEM  13.   CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS. . . . . . . . . . . . . . . . .  18

PART IV

Item  14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K . . . . . . . . . . . . .  19

PAGE

                                    PART I

ITEM 1.  BUSINESS

                                 INTRODUCTION

     American Premier Underwriters, Inc. (the "Company"), the Registrant, was incorporated in the Commonwealth of Pennsylvania in 1846. Effective March 25, 1994, the Company changed its corporate name from The Penn Central Corporation to American Premier Underwriters, Inc. in order to better reflect its new identity as a property and casualty insurance specialist.

     Formerly a diversified company, the Company has reoriented its corporate focus on specialty property and casualty insurance through a number of strategic acquisitions and divestitures. Its principal operations are conducted by a group of non-standard private passenger automobile insurance companies (the "NSA Group") that were purchased in 1990 and by Republic Indemnity Company of America ("Republic Indemnity"), a California workers' compensation insurance company that the Company purchased in 1989. See "Description of Businesses--Insurance".

     In furtherance of its acquisition strategy, on February 10, 1994, the Company announced that it is considering a proposal from American Financial Corporation ("AFC") for the purchase by the Company of the personal lines insurance businesses owned by Great American Insurance Company ("GAI"), a wholly owned subsid-iary of AFC, for a proposed purchase price of approximately
$380 million in cash. GAI's personal lines businesses reported net earned premiums of $342 million in 1993 and $322 million in 1992. Approximately 70% of these premiums came from standard private passenger automobile insurance, 25% from multiperil homeowners' insurance and 5% from other lines. GAI has advised the Company that separate income statements for the personal lines businesses are not available because these lines have been included with GAI's other insurance lines for financial reporting purposes. However, GAI estimates that on a stand-alone basis the personal lines businesses had pro forma accident year statutory combined ratios of 99.0% in 1993 and 99.1% in 1992. AFC's proposal for the sale of the personal lines businesses to the Company would include the transfer by GAI of an investment portfolio of securities with a market value of approximately $450 million, consisting principally of investment grade bonds. GAI estimates that the generally accepted accounting principles ("GAAP") net book value of the businesses that would be trans-ferred at closing would be approximately $200 million.

     The Company's Board of Directors (the "Board") has at this stage concluded that the proposed acquisition merits serious consideration, in part because it could further the Company's strategy of achieving higher returns by investing its substantial cash resources in profitable property and casualty insurance businesses. The Board also concluded that the proposed acquisi-tion is potentially attractive in that it could provide the Company with the opportunity to become a full-service provider of private passenger automobile insurance on a nationwide basis that can take advantage of the Company's existing auto insurance management and underwriting skills.

     The Board has appointed a special committee of its outside directors to review the proposal. The special committee is empowered to negotiate all aspects of the proposed transaction, including the purchase price proposed by AFC. Completion of a transaction would be subject to certain conditions, including approval by the special committee, receipt by the Company of an appropriate fairness opinion from an investment banking firm and any required regulatory approvals. AFC owns 40.5% of the Com-pany's Common Stock and AFC's principal shareholder, Carl H. Lindner, is Chairman of the Board and Chief Executive Officer of the Company.

     On May 20, 1993, the Company purchased Leader National Insurance Company ("Leader National") from The Dyson-Kissner-Moran Corporation for $38 million in cash. Leader National writes non-standard private passenger automobile insurance and, to a lesser extent, non-standard commercial automobile insur-ance.

     The Company continues to seek acquisitions and investment opportunities, primarily in the property and casualty insurance area. At December 31, 1993, the Company had $611.2 million of cash, temporary investments and marketable securities (other than those held by its insurance operations) that could be available for such purposes. It is not possible to predict the nature or impact on the Company of any other acquisition or investment that might be made.

     In furtherance of its strategy to sell all of its wholly owned non-insurance operating subsidiaries, the Company sold in August 1993 the defense services operations conducted by Vitro Corporation for approximately $94 million and also sold in 1993 and the first quarter of 1994 units that install satellite commu-nications networks, provide engineering services to the nuclear energy industry and provide rail testing services, respectively, for an aggregate of approximately $17.8 million.

     During 1993, the Company, in underwritten public offerings, sold its 19.3% position in the common shares of Tejas Gas Corpo-ration for net proceeds of $106.6 million (resulting in a pre-tax gain to the Company of $80.0 million) and sold its 20% position in the limited partnership units of Buckeye Partners, L.P. for net proceeds of $71.6 million (resulting in a pre-tax gain of $18.5 million).

     In December 1993, the Company signed an agreement in princi-ple with the Metropolitan Transportation Authority of the State of New York (the "MTA") that provides for an extension of the end of the Company's lease to the MTA of Grand Central Terminal ("GCT") and the Harlem and Hudson commuter rail lines from the year 2032 to 2274. It also provides for the grant of an option to the MTA to purchase the leased property in 25 years. In return, the Company would receive consideration having an esti-mated present value of $55 million, principally in the form of increased future lease rental payments. See "Description of Businesses--Non-Insurance Operations--Other--GCT and Related Development Rights".

     The Company has reported, as of the beginning of its 1993 tax year, an aggregate consolidated net operating loss carry-forward for Federal income tax purposes of $825 million and an aggregate capital loss carryforward of $384 million. The 1993 consolidated Federal income tax return will report a remaining net operating loss carryforward currently estimated at $610 million, which will expire at the end of 1996 unless previously utilized, and a remaining capital loss carryforward estimated at $262 million, which will expire at the end of 1997 unless previ-ously utilized. See Note 7 of the Notes to Financial Statements of the Company and its subsidiaries ("Notes to Financial State-ments") that are incorporated herein by reference to the Com-pany's 1993 Annual Report to Shareholders.


                    DESCRIPTION OF BUSINESSES

     Set forth below is a narrative description of the business operations of the Company's Insurance segment, which is the only reportable industry segment for which financial information is presented in the financial statements referred to in Item 8 of this Report. In addition, information is presented with respect to the Company's "Non-Insurance Operations".

                            INSURANCE

  Introduction
  ------------

     The Company's principal operations are conducted through specialty property and casualty insurance subsidiaries that underwrite and market non-standard automobile and workers' compensation insurance.

     The Company's primary objective in its insurance operations is to achieve underwriting profitability, in addition to earning income from investment of premiums. The Company has met this objective in each of the four full years that it has owned its insurance operations. In 1993, these operations had an overall GAAP combined ratio of 96.2% (representing a 3.8% underwriting profit). On a statutory basis, the combined ratio was 94.0%, as compared with a property and casualty statutory insurance average of 109.2% (as estimated by A.M. Best). The Company experienced net earned premium growth of 27.5% in 1993 while maintaining underwriting profitability. Management's philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

     The overall profitability of the Company's insurance busi-ness is a function of both its underwriting profitability and the performance of its investment portfolio. See "Liquidity and Capital Resources--Investing and Financing Activity" and "Analy-sis of Continuing Operations--Insurance" in "Management's Discus-sion and Analysis of Financial Condition and Results of Operations" ("Management's Discussion and Analysis") that is incorporated herein by reference to the Company's 1993 Annual Report to Shareholders and Note 3 of the Notes to Financial Statements for information regarding investments and investment income of the Company's Insurance segment.

     In October 1993, the Clinton Administration introduced in Congress proposed legislation called the Health Security Act (the "HSA"), which would guarantee all Americans access to comprehen-sive health care services provided through health plans. If the HSA were enacted, health plans would provide medical treatment for injuries sustained in the workplace or in an automobile accident. Workers' compensation and automobile insurers would continue to be responsible for the costs of treatment covered by their policies and would reimburse health plans for services provided. The HSA also would create a Commission on Integration of Health Benefits, which would study the feasibility and appro-priateness of transferring to health plans financial responsi-bility for all medical benefits covered under workers' compensa-tion and automobile insurance and would submit a report to the President by July 1, 1995 that would provide a detailed plan for integration if integration is recommended. The Company is unable to predict whether or in what form the HSA will be enacted or, if enacted, what effect it would have on the Company's insurance operations. However, depending on its actual terms, the HSA, and any subsequent legislation mandating such integration, could potentially have a material adverse effect on the Company's future insurance operations.

  Non-Standard Automobile Insurance
  ---------------------------------

     General. The NSA Group is engaged in the writing of insur-ance coverage on private passenger automobile physical damage and liability policies for "non-standard risks". The NSA Group has four principal operating units comprised of Atlanta Casualty Company, Windsor Insurance Company, Infinity Insurance Company and Leader National Insurance Company and their respective subsidiaries ("Atlanta Casualty", "Windsor", "Infinity" and "Leader National", respectively) and includes a total of ten insurance companies. Atlanta Casualty, Windsor, Infinity and Leader National are rated A+ (Superior), A+ (Superior), A (Excellent) and A- (Excellent), respectively, by A.M. Best, which rates insurance companies based upon factors of concern to policyholders.

     Non-standard risks are those individuals who are unable to obtain insurance through standard market carriers due to factors such as age, record of prior accidents, driving violations, particular occupation or type of vehicle. Premium rates for non-standard risks are generally higher than for standard risks. Total private passenger automobile insurance premiums written by insurance carriers in the United States in 1993 have been esti-mated by A.M. Best to be approximately $93 billion. Since it can be viewed as a residual market, the size of the non-standard private passenger automobile insurance market changes with the insurance environment and grows when standard coverage becomes more restrictive. Although this factor, as well as industry differences in the criteria which distinguish standard from non-standard insurance, make it difficult to make estimates of non-standard market size, NSA Group management believes that the voluntary non-standard market has accounted for approximately 10% to 15% of total private passenger automobile insurance premiums written in recent years. State "assigned risk" plans also service this market as an alternative to voluntary private insurance.

     The NSA Group's net written premiums increased from $660 million in 1992 to $902 million in 1993. The NSA Group attrib-utes its premium growth in recent years primarily to entry into new states, increased market penetration in its existing states, overall growth in the non-standard market and the inclusion of $46.2 million of net written premiums following the May 1993 purchase of Leader National. Management of the Company believes the non-standard market has experienced significant growth in recent years as standard insurers have become more restrictive in the types of risks they will write. The NSA Group writes busi-ness in 38 states and holds licenses to write policies in 45 states and the District of Columbia.

     The geographic distribution of the NSA Group gross written premiums in 1993, including Leader National's gross written premiums from its May 20, 1993 date of acquisition by the Compa-ny, compared to 1992 was as follows:

                                      Years Ended December 31,
                                ---------------------------------
                                    1993                 1992
                                -----------           -----------
                                       (Dollars in millions)
Florida ...................  $121.1     13.3%     $131.7    19.8%
Georgia ...................   110.7     12.2        90.8    13.7
Texas .....................    96.5     10.6        37.1     5.6
California ................    54.0      5.9        52.2     7.9
Arizona ...................    53.7      5.9        39.2     5.9
Tennessee .................    41.3      4.6        31.0     4.7
Alabama ...................    34.2      3.8        27.4     4.1
Connecticut ...............    33.5      3.7        23.4     3.5
Missouri ..................    31.2      3.4        14.8     2.2
Indiana ...................    29.3      3.2        22.6     3.4
All Other .................   302.9     33.4       193.9    29.2
                              -----     ----       -----    ----

TOTAL......................  $908.4    100.0%     $664.1   100.0%
                             ------    ------     ------   ------
                             ------    ------     ------   ------

In early 1993, the Company acquired 51% of the stock of a start-up insurance company in the United Kingdom which specializes in non-standard automobile insurance. During 1993, this company had gross written premiums of $23.7 million, of which $9.8 million was reinsured by one of the Company's wholly owned insurance subsidiaries.

     Underwriting results of insurance companies are frequently measured by their combined ratios. Underwriting results are generally considered profitable when the combined ratio is under 100%. The following table sets forth information with respect to the combined ratios for the NSA Group and the total private passenger automobile insurance industry for the periods shown:

                                     Years Ended December 31,
                                     ------------------------
                                1993         1992          1991
NSA Group
  GAAP
    Loss and Loss Adjustment
      Expense ("LAE") Ratio... 71.6%         69.7%         69.9%
    Underwriting Expense Ratio 25.4          26.4          25.2
                               -----         -----         -----

    Combined Ratio............ 97.0%         96.1%         95.1%
                               -----         -----         -----
                               -----         -----         -----
  Statutory
    Loss and LAE Ratio........ 72.5%         69.7%         70.5%
    Underwriting Expense Ratio 24.4          26.1          26.5
                               -----         -----         -----

    Combined Ratio ........... 96.9%         95.8%         97.0%
                               -----         -----         -----

Total Private Passenger Automobile
  Insurance Industry Statutory
  Combined Ratio(1) ..........102.0% (Est.) 102.0%        104.7%
- ---------------------

(1) Industry information was derived from Best's Insurance Management Reports Property/Casualty Supplement (January 3, 1994 edition). The comparison shown is to the private passenger automobile insurance industry. Although the Com-pany believes that there is no reliable regularly published combined ratio data for the non-standard automobile insurance industry, the Company believes that such a com-bined ratio would present a less favorable comparison in that it would be lower than the private passenger automobile industry average shown above.

The increase in the combined ratio for 1993 was primarily caused by rate adjustments which more favorably affected 1992 underwrit-ing results and an increase in losses in the 1993 first quarter resulting from a more severe winter than in 1992. A decrease in the underwriting expense ratio due to growth in earned premiums which outpaced associated expenses partially offset such factors.

     The NSA Group management believes that it has achieved underwriting profits over the past several years as a result of refinement of various risk profiles, thereby dividing the consum-er market into more defined segments which can either be excluded from coverage or surcharged adequately. Effective cost control measures, both in the underwriting and claims handling areas, have further contributed to the underwriting profitability of the NSA Group. In addition, the NSA Group generally writes policies of short duration, allowing more frequent evaluation of the rates on individual risks.

     Marketing. Each of the four principal units in the NSA Group is responsible for its own marketing, sales, underwriting and claims processing. Sales efforts are primarily directed toward independent agents to convince them to select an NSA Group insurance company for their customers. These units each write policies through approximately 5,000 to 20,000 independent agents.

     Of the approximately 920,000 NSA Group policies in force at December 31, 1993, fewer than 6% had policy limits in excess of $50,000 per occurrence. Most NSA Group policies are written for policy periods of six months or less, and some are as short as one month.

     Reinsurance. Due in part to the limited exposure on indi-vidual policies, none of the insurance carriers in the NSA Group is involved to a material degree in reinsuring risks with third party insurance companies. Risks written by NSA Group companies in excess of certain limits are in some cases reinsured with a major reinsurance company. In general, the risk retained by the NSA Group companies ranges from $100,000 to $500,000 of ultimate net loss for each occurrence and certain portions of ultimate net losses in excess of such limits. Reinsurance premiums paid by the NSA Group in 1993 amounted to less than 1% of net written premi-ums of the NSA Group for the period. See Notes 3 and 17 of the Notes to Financial Statements for further information regarding reinsurance.

     Competition. A large number of national, regional and local insurers write non-standard private passenger automobile insur-ance coverage. Insurers in this market generally compete on the basis of price (including differentiation on liability limits, variety of coverages offered and deductibles), geographic avail-ability and ease of enrollment and, to a lesser extent, reputa-tion for claims handling, financial stability and customer service. NSA Group management believes that sophisticated data analysis for refinement of risk profiles has helped the NSA Group to compete successfully on the basis of price without negatively affecting underwriting profitability. The NSA Group attempts to provide selected pricing for a wider spectrum of risks and with a greater variety of payment options, deductibles and limits of liability than are offered by many of its competitors. The NSA Group does not issue any participating policies and does not pay dividends to policyholders, except for Leader National, which paid policyholders $107,000 in dividends in 1993 pursuant to certain commercial vehicle programs.

      Regulation. Like all insurance companies, including Republic Indemnity discussed below under "Workers' Compensation Insurance", the NSA Group insurance companies are subject to regulation in the jurisdictions in which they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of poli-cies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents andaffiliates generally must be disclosed and prior approval of the applicableinsurance regulatory authorities generally is required for any such transaction which may be deemed to be extraordinary. In addition, while regulations differ from state to state, they typically restrict the maximum amount of dividends that may be paid by an insurer to its share-holders in any twelve-month period without advance regulatory approval. Such limitations are generally based on earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends that may be paid by the NSA Group to the Company during 1994 without seeking regulatory clearance is $32.8 million.

     Most states have created insurance guarantee associations to provide for the payment of claims for which insolvent insurers are liable but which cannot be paid out of such insolvent in-surers' assets. In applicable states, insurance companies, including the NSA Group companies, are subject to assessment by such associations, generally to the extent of such companies' pro rata share of such claims based on premiums written in the particular line of business in the year preceding the assessment, and subject to certain ceilings on the amount of such assessments in any year. In 1993, the NSA Group companies paid assessments to such associations aggregating approximately $1.2 million.

     In addition, many states have created "assigned risk" plans, jointunderwriting associations and other similar arrangements to provide state mandated minimum levels of automobile liability coverage to drivers whose driving records or other relevant characteristics make it difficult for them to obtain insurance in the voluntary market. Automobile liability insurers in those states are required to sell such coverage to a proportionate number (generally based on the insurer's share of the automobile liability insurance market in such state) of those drivers applying for placement as assigned risks. Assigned risks account-ed for less than 1% of net written premiums of the NSA Group companies in 1993. Premium rates for assigned risk business are established by the regulators of the particular state plan and are frequently inadequate in relation to the risks insured, resulting in underwriting losses.

     In 1993, the NSA Group received approximately $54.0 million in net written premiums from California. Prior to 1989, automo-bile insurance rates in California, other than assigned risk rates discussed above, were not subject to approval by any governmental agency and generally were determined by competitive market forces. In November 1988, Proposition 103 was approved by the California voters. It mandated important changes in the California insurance market, including the requirement that insurance companies roll back automobile insurance rates to 80% of the November 1987 levels, maintain those rates for one year and obtain prior approval of rates beginning in 1989. The Company's acquisition of the NSA Group in 1990 was structured to protect the Company against the consequences of any rate rollback applied to the acquired operations. As for the prior approval requirements, the company through which the NSA Group obtains its net written premiums in California increased its rates in August 1989; disposition of its applications for additional rate increases had, as with other companies, been suspended pending adoption of regulations implementing Proposition 103. However, recent legislation in California generally provides that applica-tions for rate increases made on or after July 1, 1993 will be deemed approved after 180 days unless disapproved by the Depart-ment of Insurance. The Company is unable to predict whether or at what level future rate increases, when applied for, may be approved. Over time, the failure to receive appropriate rate increases could result in reduced underwriting profitability in California for the NSA Group. In addition, the Company could experience loss of premium volume in California as a result of actions it would take to maintain such profitability.

     The operations of the NSA Group are dependent on the laws and regulations of the states in which its insurance companies are domiciled or licensed or otherwise conduct business, and changes in those laws and regulations have the potential to materially affect the revenues and expenses of the NSA Group. The Company is unable to predict whether or when Proposition 103-type initiatives or similar laws or regulations may be adopted or enacted in other states or what the impact of such developments would be on the future operations and revenues of its insurance businesses in such states.

  Workers' Compensation Insurance
  -------------------------------

     General. Republic Indemnity is engaged in the sale of workers' compensation insurance in California. In 1993, it also began writing in Arizona. Republic Indemnity is currently rated
A+ (Superior) by A.M. Best.

     Workers' compensation insurance policies provide coverage for workers' compensation and employer's liability. The workers' compensation portion of the coverage provides for statutorily prescribed benefits that employers are required to pay to employ-ees who are injured in the course of employment including, among other things, temporary or permanent disability benefits, death benefits, medical and hospital expenses and expenses of vocation-al rehabilitation. The benefits payable and the duration of such benefits are set by statute, and vary with the nature and severi-ty of the injury or disease and the wages, occupation and age of the employee. The employer's liability portion of the coverage provides protection to an employer for its liability for losses suffered by its employees which are not included within the statutorily prescribed workers' compensation coverage. Republic Indemnity generally ssues policies for one-year periods.

     Workers' compensation insurance operations are affected by employment trends in their markets, the incidence of litigation activities, legal and medical costs, the use of vocational reha-bilitation programs and the filing of traditionally non-occupa-tional injuries, such as stress and trauma claims. While higher claims costs are ultimately reflected in premium rates, there historically has been a time lag of varying periods between the incurrence of higher claims costs and premium rate adjustments, which may unfavorably affect underwriting results.

     In California, minimum premium rates for workers' compensa-tion insurance are determined by the California Insurance Commis-sioner (the "Insurance Commissioner") based in part upon recom-mendations of the Workers' Compensation Insurance Rating Bureau of California (the "Bureau"). Such rates are set for over 400 categories of employment and generally are applied to the policy-holder's payroll. The Bureau proposed a 12.6% rate increase for new and renewal policies entered into on and after January 1, 1993, but the Insurance Commissioner did not grant any increase. Moreover, as discussed under "--Regulation" below, on July 16, 1993, the California legislature enacted legislation reducing workers' compensation insurance minimum premium rates by 7% with immediate effect and, on July 28, 1993, enacted legislation repealing the minimum rate law effective January 1, 1995. In addition, on December 1, 1993, the Insurance Commissioner ordered a 12.7% minimum premium rate decrease effective January 1, 1994 for new and renewal policies entered into on and after January 1, 1994.

     The following table sets forth information with respect to the combined ratios for Republic Indemnity and the total workers' compensation industry for the periods shown:

                                         Years Ended December 31,
                                      -------------------------------
                                      1993         1992         1991
                                      ----         ----         ----
Republic Indemnity
  GAAP
    Loss and LAE Ratio .............  59.0%        66.4%        66.4%
    Underwriting Expense Ratio .....  15.4         16.1         16.4
                                      -----        -----        -----

    Total Loss and Expense Ratio ...  74.4         82.5         82.8
     Policyholder Dividend Ratio ...  20.3         17.1         16.7
                                      -----        -----        -----

     Combined Ratio ................  94.7%        99.6%        99.5%
                                      -----        -----        -----
                                      -----        -----        -----

  Statutory
    Loss and LAE Ratio .............  59.0%        69.1%        66.5%
    Underwriting Expense Ratio .....  15.4         16.0         16.2
                                      -----        -----        -----

    Total Loss and Expense Ratio ...  74.4         85.1         82.7
     Policyholder Dividend Ratio ...  13.7         11.6         17.7
                                     -----        -----        -----

     Combined Ratio ................  88.1%        96.7%       100.4%

                                      -----        -----       ------
                                      -----        -----       ------

Total Workers' Compensation Industry
  Statutory Combined Ratio(1) ...... 111.5%(Est.) 121.5%       122.6%
- ------------------

(1)  Industry information was derived from Best's Insurance
     Management Reports Property/Casualty Supplement (January 3,
     1994 edition).

The decrease in the combined ratio for 1993 was primarily caused by a decrease in the frequency of losses, in part due to a reduction in fraudulent claims, and a lower underwriting expense ratio as compared with 1992.

     Management believes that the sum of Republic Indemnity's loss and LAE and underwriting expense ratios (together, its "loss and expense ratio") has been relatively low compared to that of other companies writing workers' compensation in California. As a result of its lower loss and expense ratio, Republic Indemnity has been able to pay policyholder dividends which are higher than those paid by most of its competitors.

     Management believes that Republic Indemnity's favorable loss and expense ratio record has been attributable to strict under-writing standards, loss control services, a disciplined claims philosophy and expense containment. Management believes that these factors, as well as Republic Indemnity's favorable reputa-tion with insureds for paying policyholder dividends, have contributed to a high policy renewal rate. From 1991 through 1993, the percentage of Republic Indemnity's policies renewed increased from 72.8% to 83.9% and the percentage of premiums represented by policy renewals increased from 77.2% to 89.2% of the premiums eligible for renewal.

     In recent years, the California market has been adversely affected by recessionary economic conditions, resulting in lower payrolls of California employers that form the basis of premium assessments. Nevertheless, Republic Indemnity experienced a 17.3% growth in net written premiums in 1993 over 1992. A con-tributing factor to Republic Indemnity's 1993 premium growth was the withdrawal from the Southern California market by several large workers' compensation carriers due to continuing underwrit-ing losses.

     Marketing. Republic Indemnity writes insurance through approximately 550 independent property and casualty insurance brokers. In 1993, none of these produced more than 4.6% of total premiums. The largest three of these produced approximately 10% of total premiums. Republic Indemnity has in excess of 11,300 policies in force, the largest of which represents less than 1% of net premiums written.

     Reinsurance. In its normal course of business and in accordance with industry practice, Republic Indemnity reinsures a portion of its exposure with other insurance companies so as to limit its maximum loss arising out of any one occurrence. Rein-surance does not legally discharge the original insurer from primary liability. Republic Indemnity retains the first $1.5 million of each loss, the next $1.5 million of each loss is reinsured with a major reinsurance company, the next $2 million of each loss is shared equally by Republic Indemnity and the reinsurance company and the remaining $120 million of each loss is covered by reinsurance provided by a group of more than 50 reinsurance companies. Premiums for reinsurance ceded by Republic Indemnity in 1993 were 1.0% of net written premiums for the period. Republic Indemnity does not assume reinsurance, except as an accommodation to policyholders who have a small percentage of their employees outside the state of California. See Notes 3 and 17 of the Notes to Financial Statements for further information on reinsurance.

     Competition. Republic Indemnity competes with both the California State Compensation Insurance Fund (the "State Fund") and over 300 other companies writing workers' compensation insurance in California. In 1992, the State Fund wrote approxi-mately $1.8 billion in direct written premiums, which was approx-imately 20.6% of the insured workers' compensation market in California. In addition, many employers are self-insured. According to published sources, no other company wrote in excess of $470 million in direct written premiums in 1992. Republic Indemnity wrote $401 million in statutory direct written premiums in 1992. With a market share of approximately 4.7% in 1992, not including risks self-insured by employers, Republic Indemnity believes that it is currently the third largest writer of workers' compensation insurance in California, including the State Fund.

     Approximately 95% of net premiums written by Republic Indemnity in 1993 were from the sale of policies that provide for the discretionary payment of dividends to policyholders as a refund of premiums paid when Republic Indemnity's experience with such policyholders has been more favorable than certain specified levels and Republic Indemnity has had favorable financial results.

     Because companies may not set workers' compensation premiums at rates lower than those approved by the Insurance Commissioner, competition is based primarily on an insurer's reputation for paying dividends to policyholders. Management believes that Republic Indemnity's record and reputation for paying relatively high policyholder dividends have enhanced its competitive posi-tion. Moreover, the Company believes that its position was favorably impacted by the State Fund's reduction of its policy-holder dividends during 1992 which made the State Fund program less attractive to the market. Other competitive factors include loss control services, claims service, service to brokers and commission schedules. While many companies, including certain of the largest writers, specialize in the writing of California workers' compensation insurance, Republic Indemnity believes it has a competitive advantage over certain other companies offering all lines of insurance in that its specialization in the workers' compensation field enables it to concentrate on that business with a favorable effect upon operations. Republic Indemnity may be at a competitive disadvantage when businesses that purchase general property and casualty insurance are encouraged by other insurers to place their workers' compensation insurance as part of an overall insurance package. Although Republic Indemnity is one of the largest writers of workers' compensation insurance in California, certain of its competitors are larger and/or have greater resources than Republic Indemnity.

     Regulation. Republic Indemnity's insurance activities are regulated by the California Department of Insurance for the benefit of policyholders. The Department of Insurance has broad regulatory, supervisory and administrative powers along the lines of those promulgated by most states relating to the activities of their domestically incorporated insurers and the conduct of all insurance business within their respective jurisdictions, as described more fully under "Non-Standard Automobile Insurance" above. As indicated above, minimum premium rates for workers' compensation insurance are determined by the Insurance Commis-sioner based in part upon recommendations of the Bureau.

     On July 16, 1993, California enacted legislation effecting an overall 7% reduction in workers' compensation insurance premium rates with immediate effect, increasing statutory wor-kers' compensation benefits for temporary and permanent disabili-ty commencing initially July 1, 1994 and increasing again in 1995 and 1996, expanding the rights of employers under workers' compensation insurance policies to obtain access to insurance company files and introducing several reforms intended to reduce workers' compensation costs. The reforms include a tightening of the standards for job-related stress and post-termination claims, introducing measures designed to curb medical costs, limiting the frequency of medical-legal evaluations, capping the amount of compensable vocational rehabilitation expenses and strengthening penalties for fraudulent claims. The legislation authorizes the Insurance Commissioner to approve further reductions in premium rates so long as the further reduced rates are "adequate". It also prohibits the Insurance Commissioner, prior to January 1, 1995, from approving any premium rate that is greater than the reduced rates effected by the legislation. On July 28, 1993, California enacted further legislation that will replace the workers' compensation insurance minimum rate law, effective January 1, 1995, with a procedure permitting insurers to use any rate within 30 days after filing it with the Insurance Commissioner unless the rate is disapproved by the Insurance Commissioner. On December 1, 1993, the Insurance Commissioner ordered an additional 12.7% minimum premium rate decrease effec-tive January 1, 1994 for new and renewal policies entered into on and after January 1, 1994. The legislation also provides for the licensing of "managed" health care organizations to provide care for injuries covered by workers' compensation and generally permits employers to require employees to obtain medical services for their work-related injuries for a certain period of time from a health care organization selected by the employer, unless the employee chooses to be treated by a physician designated by the employee prior to the injury.

     If the workers' compensation cost savings resulting from the new legislation are inadequate to offset the impact of premium rate reductions, increased benefits and expanded employers' rights, the profitability of Republic Indemnity's workers' compensation insurance operations could be adversely affected. Management believes that this effect may be mitigated by Republic Indemnity's ability to reduce its relatively high policyholder dividends, although a reduction in dividends could affect premium volume. Greater price competition is expected to result when the repeal of the minimum premium rates that now govern all workers' compensation insurers becomes effective, and Republic Indemnity's operations could be affected adversely. The Company believes that the legislation's provisions relating to "managed" health care organizations will probably result in certain workers' compensation insurers seeking affiliation, contractual or other-wise, with one or more health care organizations. The Company continues to evaluate the implications of these provisions but is unable to predict whether their ultimate impact on its workers' compensation insurance operations will be positive or adverse. While Republic Indemnity has continued to operate on a profitable basis, no assurance can be given that it could continue to do so in the face of adverse regulatory developments.

     Shareholder dividends paid within any twelve-month period from a California property and casualty insurance company to its parent without regulatory approval cannot exceed the greater of 10% of the insurer's statutory policyholders' surplus as of the preceding December 31, or 100% of its net income for the preced-ing calendar year, a limitation during 1994 of $61.6 million in the aggregate for Republic Indemnity.

     Due to the existence of the State Fund, California does not require licensed insurers to participate in any involuntary pools or assigned risk plans for workers' compensation insurance. California has guarantee regulations to protect policyholders of insolvent insurance companies. In California, an insurer cannot be assessed an amount greater than 1% of its premiums written in the preceding year, and the full amount is required to be recov-ered through a mandated surcharge to policyholders. Premiums written under workers' compensation policies are subject to assessment only with respect to covered losses incurred by the insolvent insurer under workers' compensation policies. There were no such assessments for policy year 1993.

     Proposition 103, which is described more fully under "Non-Standard Automobile Insurance" above, does not affect workers' compensation insurance as directly as other lines of business principally because its rate rollback feature does not apply to workers' compensation insurance.

  Reinsurance Subsidiary
  ----------------------

     Penn Central Reinsurance Company, a subsidiary of the Company, commenced the writing of reinsurance in 1990. Earned premiums in 1993 and 1992 were approximately $10.7 million and $9.8 million, respectively.


  Liability for Property-Casualty Losses and Loss Adjustment Expenses
  -------------------------------------------------------------------

     The consolidated financial statements of the Company and its subsidiaries that are incorporated herein by reference include the estimated liability for unpaid losses and LAE of the Com-pany's insurance subsidiaries. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates do not represent an exact calculation of liabili-ties but rather involve actuarial projections at a given time of what the Company expects the ultimate settlement and administra-tion of claims will cost based on facts and circumstances then known, estimates of incurred but not reported losses, predictions of future events, estimates of future trends in claims' severity and judicial theories of liability as well as other factors such as inflation and are subject to the effect of future trends on claim settlement. These estimates are continually reviewed and adjusted as experience develops and new information becomes known. In light of present facts and current legal interpreta-tions, management believes that adequate provision has been made for loss and LAE reserves. However, establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. Future loss develop-ment could require reserves for prior periods to be increased, which would adversely impact earnings in future periods.

     Increases in claim payments are caused by a number of factors that vary with the individual types of policies written. Future costs of claims are projected based on historical trends adjusted for changes in underwriting standards, policy provi-sions, the anticipated effect of inflation and general economic trends. These anticipated trends are monitored based on actual development and are reflected in estimates of ultimate claim costs.

     The following table provides an analysis of changes in the estimated liability for losses and LAE over the past three years, net of all reinsurance activity, in accordance with GAAP:

                                                1993      1992      1991
                                                ----      ----      ----
                                                  (Dollars in millions)
   Balance at beginning of year..............  $763.5    $663.9    $601.7
                                               ------    ------    ------

   Provision for losses and LAE
     occurring in the current year...........   914.7     706.8     601.0

   Net increase (decrease) in provision
     for claims occurring in prior years.....   (57.8)    (20.2)    (21.7)
                                               -------   -------   -------

                                                856.9     686.6     579.3
                                               -------   -------   -------

   Payments for losses and LAE occurring during:
     Current year............................   413.0     294.7     257.7
     Prior years ............................   345.1     292.3     259.4
                                               ------    ------    ------

                                                758.1     587.0     517.1
                                               ------    ------    ------

   Loss and LAE reserves of subsidiaries
     purchased ..............................    54.0      --        --
                                               ------    ------    ------

   Balance at end of year....................   916.3     763.5     663.9

   Reinsurance receivable on unpaid
     losses and LAE at end of year (1).......    45.1      --        --
                                               ------    ------    ------

   Balance at end of period, gross of
     reinsurance receivable (1) .............  $961.4    $763.5    $663.9
                                               ------    ------    ------
                                               ------    ------    ------
- ---------------------

(1) New accounting rules effective in 1993 require that insurance liabilities be reported without deducting reinsurance amounts. See Note 1 of Notes to Financial Statements.

     The decreases in the provision for claims occurring in prior years results from reductions in the estimated ultimate losses and LAE related to such claims.

     The difference between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles and that reported in the consolidated financial statements that are incorporated herein by reference in accordance with GAAP is $45.1 million at December 31, 1993, which is equal to the reinsurance receivable on unpaid losses and LAE at December 31, 1993.

     The following table presents the development of the liabil-ity for losses and LAE net of reinsurance for 1989 (the year the Company acquired its first insurance subsidiary) through 1993. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the end of the indicated years. The remainder of the table presents development as percentages of the estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative redundancy which represents the aggregate percentage decrease in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original liability.

                              1989     1990     1991     1992    1993
                              ----     ----     ----     ----    ----
                                        (Dollars in millions)
  Liability for unpaid
       losses and LAE ...... $369.1   $601.7   $663.9   $763.5  $916.3

  Liability re-estimated as of:
    One year later .........   97.0%    96.5%    97.0%    92.4%
    Two years later ........   89.7%    93.0%    93.4%
    Three years later ......   85.7%    91.0%
    Four years later .......   85.5%

  Cumulative Redundancy.....   14.5%     9.0%     6.6%     7.6%   N/A
                              ------   ------   ------   ------  -----
                              ------   ------   ------   ------  -----

  Cumulative paid as of:
    One year later .........   19.5%    43.0%    44.1%    40.6%
    Two years later ........   49.1%    64.4%    64.5%
    Three years later ......   64.6%    75.2%
    Four years later .......   71.4%


     The preceding table does not present accident or policy year development data. As indicated in the preceding table, the Company has developed redundancies for all periods presented. These redundancies were offset, in part, by deficiencies related to workers' compensation in the 1990 and 1991 accident years. Furthermore, in evaluating the re-estimated liability and cumula-tive redundancy, it should be noted that each percentage includes the effects of changes in amounts for prior periods. For exam-ple, a redundancy related to losses settled in 1993, but incurred in 1989, would be included in the re-estimated liability and cumulative redundancy percentage for each of the years 1989 through 1992. Conditions and trends that have affected develop-ment of the liability in the past may not necessarily exist in the future. Accordingly, it is not appropriate to extrapolate future redundancies based on this table.

                           NON-INSURANCE OPERATIONS

  Businesses Divested and to be Divested
  --------------------------------------

     On December 10, 1992, the Company announced its intention to pursue the divestiture of all of its wholly owned non-insurance subsidiaries, consisting of its defense services operations and five smaller diversified industrial businesses.

     On August 25, 1993, the Company sold its defense services operations, which provide diverse technology and engineering support to government agencies worldwide and manufacture various technical products, to Tracor, Inc. for approximately $94 million in cash, subject to post-closing working capital adjustments. On July 13, 1993, the Company sold its Engineering and Technical Services unit, which principally designs, engineers and installs satellite and microwave communications networks, for cash and notes approximating its $7 million book value. On September 22, 1993, the Company sold its NES unit, which provides consulting, engineering, systems design and other services to the nuclear energy and hazardous waste industries, for cash and notes appro-ximating its $1 million book value. On March 11, 1994, the Company sold its Sperry Rail unit, which provides track testing services for the railroad industry, for approximately $9.8 million in cash.

     The Company also is pursuing the sale of the following two businesses:

          The Company's Apparatus unit manufactures aerial lift trucks and utility bodies (mobile tools) under the Telsta and Holan product names for the telecommunications, electric utility and cable television industries which are used for installing and maintaining aerial cable. This unit also manufactures telecommunications cable pressurization and safety equipment under the Puregas and Mopeco product names for the telecommunications and power utility industries.

          The Company's Marathon Power Technologies Company unit manufactures vented-cell nickel-cadmium batteries which are used primarily for private, commercial and military aircraft and other heavy-duty starting applications and also as a standby power source. This unit also manufactures sealed-cell nickel-cadmium batteries, as well as static inverters for aircraft electrical systems.

The Company has reached agreements in principle for the sale of these two businesses for an aggregate of approximately $36 million.

     See Note 2 of Notes to Financial Statements for information with respect to the revenues, operating income and carrying value of the businesses sold and to be sold.

  Other
  -----

     Contract Drilling. The Company owns approximately 53.9% of the common stock of DI Industries, Inc. ("DI"), which is engaged primarily in the business of providing onshore contract drilling and well workover services to firms in the oil and gas industry. DI owns or operates 97 drilling and workover rigs located in 12 states, four rigs in Argentina and one rig in Guatemala. Drill-ing operations are conducted primarily in Texas, Louisiana, Oklahoma, Arkansas, Ohio, western Pennsylvania, New York, Michi-gan, Argentina and Guatemala. Well workover services are provid-ed in Montana, Utah, North Dakota and Colorado. Customers include large and small independent producers and major oil companies. DI also engages in commercial drilling activities, generally consisting of drilling shafts for underground tunneling projects and caissons for highway and bridge projects, and heavy equipment sales and repair. DI also engages in oil and gas exploration, production and development, primarily in Oklahoma, Texas and Louisiana.

     Oil and Gas Properties. The Company owns certain oil and gas properties, located primarily in Oklahoma and Texas.

     Coal Properties. The Company and a subsidiary own fee interests in coal properties in Illinois, Ohio and Pennsylvania. Most of these properties are leased at various royalty rates to coal mining companies under long-term arrangements, including fixed-term leases with renewal options and exhaustion leases. The Company does not produce, prepare or sell coal or conduct mining operations.

     Eight mines operated by lessees of the leased coal proper-ties, and carried at approximately $3.4 million, supply steam coal for electrical utilities or industrial customers. The future level of royalties above certain minimum and advance royalties from the reserves presently under lease will depend upon the rate of mining, the change in certain price indices and, in some instances, the sales price of the coal. During 1993, the leased coal properties produced royalties of $6.7 million.

     GCT and Related Development Rights. Subsidiaries of the Company own GCT in New York City and rights (the "Development Rights") to develop or transfer approximately 1.7 million square feet of floor space in the GCT area. The Development Rights are derived from such subsidiaries' ownership of the land upon which GCT is constructed. Utilization or transfer of such rights requires the approval of certain New York City agencies. If required governmental approvals are obtained, the floor space may be developed on the GCT site, contiguous sites or certain parcels of land in the vicinity, in each case subject to the requirements of applicable law. In 1972, the Company leased GCT (but not the Development Rights) and its related Harlem and Hudson rail lines to the MTA for an initial term expiring in 2032, which is subject to renewal options.

     In December 1993, the Company reached an agreement in principle with the MTA that provides for an extension of the end of the Company's lease to the MTA of GCT and the Harlem and Hudson commuter rail lines from the year 2032 to 2274. It also provides for the grant of an option to the MTA to purchase the leased property in 25 years. In return, the Company would receive consideration having an estimated present value of $55 million, consisting principally of a $5 million cash payment and an increase in future lease rental payments to the Company of approximately $2 million per year. The agreement in principle also calls for the Company to relinquish its right to construct an office building over GCT. However, the Company will retain its rights to transfer the Development Rights from GCT to other sites in the surrounding area.

     In November 1983, the Company and two of its subsidiaries entered into an agreement (the "Agreement") with a partnership controlled by The First Boston Corporation (the "Partnership") for the sale by the two subsidiaries to the Partnership of 1.5 million square feet of Development Rights for use on one or more sites neighboring GCT. If a closing were to occur under the Agreement, the purchase price to be received by the two subsid-iaries and the consideration to be received by the Company for release of its leasehold interest in the Development Rights could, under the applicable contractual formula, exceed $95 million. Consummation of the transaction is conditioned on receipt by the Partnership of a special permit from the New York City Planning Commission (the "CPC") to transfer at least a majority of the Development Rights under contract to a site owned by the Partnership in the vicinity of GCT. In August 1989, the CPC denied the Partnership's application for such a permit, whereupon the Partnership brought a lawsuit in New York State Supreme Court challenging the denial. In August 1991, the Court dismissed the lawsuit on a summary judgment motion. In May 1993, the Appellate Division of the New York State Supreme Court af-firmed the dismissal. The New York State Court of Appeals refused to grant leave for further appeal. In February 1994, the Partnership petitioned the U.S. Supreme Court for a writ of certiorari to review the case. It is not possible at this time to predict whether the Partnership's lawsuit will be successful.
The Agreement terminates by its terms one year after final resolution of the lawsuit if a special permit for the transfer of Development Rights to the Partnership's site has not theretofore been issued by the CPC.

     Real Estate Operations. Subsidiaries of the Company own certain land and rights associated with the potential development of areas adjacent to, and above, certain rail lines in the New York City and Westchester County, New York areas. Scarsdale, New York has designated a subsidiary of the Company as preferred developer for the construction of a residential and retail use project adjacent to the Scarsdale commuter railroad station. The agreement in principle with the MTA discussed above under "GCT and Related Development Rights" would transfer all such develop-ment rights to the MTA, except those related to the proposed Scarsdale project.

     The Company also has a program for the sale of real estate assets that relate to its former rail operations and other surplus land and manufacturing facilities.

     Management Company. Buckeye Management Company, a subsid-iary of the Company, manages as the sole general partner of, and owns a 1% interest in, Buckeye Partners, L.P., which owns and operates refined petroleum products and crude oil pipelines in the northeast and midwestern United States.

                             GENERAL

     Compliance with federal, state and local environmental protection laws during 1993 had no material effect upon the Company's capital expenditures, earnings or competitive position, and management anticipates no such material effects resulting from compliance during 1994. However, certain claims are pending against the Company and certain of its subsidiaries relating to the generation, disposal or release into the environment of allegedly hazardous substances, as described below under Item 3--"Legal Proceedings".

                            EMPLOYEES

     As of December 31, 1993, the approximate number of employees of the Company and its consolidated subsidiaries was:

Insurance .......................................         3,000
Non-Insurance Operations ........................         2,300
Corporate........................................           100
                                                          -----

Total ...........................................         5,400
                                                          -----
                                                          -----

     Approximately 550 of these employees, all in the Non-Insur-ance Operations, are covered by collective bargaining agreements.

ITEM 2.  PROPERTIES

     The Company's operations are conducted principally within the United States, and the Company believes that its principal facilities, all of which are owned unless otherwise noted, are maintained in good operating condition and are adequate for the present needs of its operations.

     The principal facilities by reportable industry segment and other operations are as follows:

                            INSURANCE

  Non-Standard Automobile
  -----------------------

     The NSA Group's principal offices are leased facilities located in Birmingham, Alabama (57,000 square feet), Atlanta (78,000 square feet) and Norcross (58,000 square feet), Georgia and Independence, Ohio (29,000 square feet). These leases expire in January 1995, May 1998, August 2000 and March 1998, respec-tively.

  Workers' Compensation
  ---------------------

     Republic Indemnity leases office space in Encino (72,000 square feet), San Francisco (43,000 square feet), San Diego (11,000 square feet) and Sacramento (9,000 square feet), Califor-nia, and Phoenix, Arizona (2,000 square feet) under agreements expiring in May 1996, March 2001, December 1998, July 1996 and September 1994, respectively.

                    NON-INSURANCE OPERATIONS

  Businesses to be Divested
  -------------------------

     The Company's Apparatus unit operates four plants in four states, which have an aggregate floor space of approximately 301,000 square feet. Two of these four plants (aggregating 41,000 square feet) are leased under leases expiring in July 1996 and January 1997, respectively, and both have renewal options.

Power Tech owns 50 acres in Waco, Texas on which it has a 200,000 square-foot battery manufacturing facility and a 15,000 square-foot office facility.

  Contract Drilling
  -----------------

     At March 15, 1994, DI's contract oil and gas well drilling fleet consisted of 60 rigs (21 active) based in Texas, Louisiana, Oklahoma, Arkansas, Ohio, western Pennsylvania, New York, Michi-gan, Argentina and Guatemala. At March 15, 1994, the well workover service rig fleet totaled 24 rigs (18 active) based in Montana, Utah, North Dakota and Colorado. In addition, at March 15, 1994, DI owned 3 and operated 13 commercial drilling rigs under a cash flow sharing agreement, 6 of which were active. Also, at March 15, 1994, 2 rigs were held for resale.

  Oil and Gas Properties
  ----------------------

     All of the Company's oil and gas properties are located in the United States. As of December 31, 1993, the Company had interests in 73 gross (36 net) producing oil wells and 4 gross (1 net) producing gas wells and 6,160 gross (2,965 net) developed and 23,246 gross (5,601 net) undeveloped acres. As of March 31, 1993, DI had interests in 238 gross (9 net) producing oil wells and 574 gross (14.7 net) producing gas wells and 179,539 gross (5,648 net) developed and 335 net undeveloped acres.

  Coal Properties
  ---------------

     The Company and a subsidiary own fee interests in approxi-mately 161,000 acres of coal properties in Illinois, Ohio and Pennsylvania. Approximately 105,000 acres of these properties remain leased at various royalty rates to coal mining companies under long-term arrangements, including fixed-term leases with renewal options and exhaustion leases.

  GCT and Related Development Rights
  ----------------------------------

     Subsidiaries of the Company own GCT and rights to develop floor space in the Grand Central Terminal area of New York City, as discussed under Item 1--"Description of Businesses--Non-Insurance Operations--GCT and Related Development Rights".

  Real Estate Operations
  ----------------------

     The Company's real estate inventory at December 31,1993 included approximately 20,000 acres of real estate (including approximately 80 acres with surplus manufacturing facilities) spread throughout 13 states.


ITEM 3.  LEGAL PROCEEDINGS

     The U.S. Government and other parties have asserted claims against the Company as a potentially responsible party for clean-up costs ("Clean-up Costs") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") at a Superfund site at the Paoli, Pennsylvania railyard ("Paoli Yard"), formerly owned and operated by the Company's prede-cessor, Penn Central Transportation Company ("PCTC"). A Record of Decision was issued by the U.S. Environmental Protection Agency on July 21, 1992 presenting a final selected remedial action for the Paoli Yard in accordance with CERCLA having an estimated cost of approximately $28.3 million. This figure is an estimate of the cost to remediate the entire yard and off-site property to a level acceptable to the U.S. EPA. In March 1992, the Company filed a lawsuit in the Special Court created by the Regional Rail Reorganization Act (the "Rail Act") seeking to enjoin the U.S. Government, Consolidated Rail Corporation ("Con-rail") and other parties from prosecuting claims against the Company for the Clean-up Costs on the grounds that the Paoli Yard environmental claims are barred by: (1) the terms by which the Paoli Yard was transferred by PCTC to Conrail "as is" in 1976 pursuant to the Rail Act; (2) the 1980 settlement of the Valua-tion Case proceedings to determine compensation to be paid by the U.S. Government for the railroad properties transferred by PCTC pursuant to the Rail Act; and (3) the U.S. Constitution. On February 9, 1993, the Special Court denied the U.S. Government's motion to dismiss the Company's complaint for lack of subject matter jurisdiction, holding that it had exclusive jurisdiction to decide these issues. On April 30, 1993, the U.S. Government's separate action in U.S. District Court to recover Clean-up Costs from the Company was stayed pending final judgment by the Special Court in the lawsuit filed by the Company. The parties have filed cross motions for summary judgment, which were argued to the Special Court on February 23, 1994 and are now under submis-sion. In addition to the Special Court litigation, the Company believes that it has other substantial defenses to claims for Clean-up Costs at the Paoli Yard, including its position that other parties are responsible for substantial percentages of such Clean-up Costs by virtue of their operation of electrified rail-road cars at the Paoli Yard that discharged PCB's at higher levels than discharged by cars operated by PCTC. The Company also intends to make claims against certain insurance carriers for reimbursement of any Clean-up Costs that the Company may incur. The Company has not established any accrual for potential liability for Clean-up Costs at the Paoli Yard.

     There are certain other claims involving the Company and certain of its subsidiaries, including claims relating to the generation, disposal or release into the environment of allegedly hazardous substances and pre-reorganization personal injury claims, that allege or involve amounts that are potentially substantial in the aggregate.

     The Paoli Yard litigation and the preponderance of the other claims arose out of railroad operations disposed of by PCTC prior to its 1978 reorganization and, accordingly, any ultimate liabil-ity resulting therefrom in excess of previously established loss accruals would be attributable to such pre-reorganization events and circumstances. In accordance with the Company's reorganiza-tion accounting policy, any such ultimate liability will reduce the Company's capital surplus and shareholders' equity, but will not be charged to income.

     The Company believes that its maximum aggregate potential exposure at December 31, 1993 with respect to the foregoing environmental claims (other than Paoli Yard), net of related loss accruals, was approximately $15 million for claims arising out of pre-reorganization operations and in the range of $1 million to $4 million for claims arising out of post-reorganization opera-tions (which range depends upon the method of remediation, if any, required). The Company believes that it has meritorious defenses in such matters, including its position that other parties are responsible for substantial percentages of such amounts claimed and, in the case of the post-reorganization matter referred to above, its belief that the relevant regulatory authority will permit remediation to be deferred until there is a change in the use of the facility which the Company believes is unlikely.

     In management's opinion, the outcome of the foregoing claims will not, individually or in the aggregate, have a material adverse effect on the financial condition or results of opera-tions of the Company. In making this assessment, management has taken into account previously established loss accruals in its financial statements and probable recoveries from insurance carriers and other third parties.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

     The persons named below are executive officers of the Company who have been elected to serve in the capacities indicat-ed at the pleasure of the Company's Board of Directors.

      NAME, AGE AND               PRINCIPAL BUSINESS AFFILIATIONS
POSITIONS WITH THE COMPANY             DURING PAST FIVE YEARS
- --------------------------        -------------------------------

Carl H. Lindner, 74               Mr. Lindner has been Chairman
  Chairman of the Board and       of the Board and Chief Execu-
    Chief Executive Officer       tive Officer of the Company for
                                  more than five years.  During the
                                  past five years, Mr. Lindner
                                  has been Chairman of the Board
                                  and Chief Executive Officer of
                                  American Financial Corporation,
                                  a diversified financial ser-
                                  vices company.  He is also a
                                  director of American Annuity
                                  Group, Inc., American Financial
                                  Enterprises, Inc., Chiquita
                                  Brands International, Inc.,
                                  General Cable Corporation and
                                  Great American Communications
                                  Company.  Mr. Lindner is Carl
                                  H. Lindner III's father.

      NAME, AGE AND               PRINCIPAL BUSINESS AFFILIATIONS
POSITIONS WITH THE COMPANY             DURING PAST FIVE YEARS
- --------------------------        -------------------------------

Carl H. Lindner III, 40           Mr. Lindner was elected Presi-
  President and Chief Operating   dent and Chief Operating
    Officer and a Director        Officer of the Company in
                                  February 1992.  Prior thereto,
                                  he had served as Vice Chairman
                                  of the Board of the Company
                                  since October 1991.  During the
                                  past five years, Mr. Lindner
                                  has been President of Great
                                  American Insurance Company, a
                                  property and casualty insurance
                                  company owned by American
                                  Financial Corporation.

Richard M. Haverland, 53          Mr. Haverland was elected
  Executive Vice President--      Executive Vice President--
    Insurance Group and a         Insurance Group of the Company
      Director                    in February 1991.  Prior
                                  thereto, Mr. Haverland was
                                  Executive Vice President of
                                  Great American Holding Corpora-
                                  tion, a holding company subsid-
                                  iary of American Financial
                                  Corporation, a diversified
                                  financial services company
                                  (April 1984 to February 1991).

Neil M. Hahl, 45                  Mr. Hahl has been Senior Vice
  Senior Vice President           President of the Company for
    and a Director                more than five years.  Mr. Hahl
                                  is a director of Buckeye
                                  Management Company.

Robert W. Olson, 48               Mr. Olson has been Senior Vice
  Senior Vice President,          President, General Counsel and
    General Counsel and           Secretary of the Company for
    Secretary and a Director      more than five years.  Mr.
                                  Olson is a director of DI
                                  Industries, Inc.

Robert F. Amory, 48               Mr. Amory was elected Vice
  Vice President and Controller   President of the Company in
                                  December 1989 and Controller
                                  in September 1986.

R. Bruce Brumbaugh, 41            Mr. Brumbaugh was elected Vice
  Vice President -- Risk          President -- Risk Management of
    Management                    the Company in February 1990.
                                  Prior thereto, Mr. Brumbaugh was
                                  Staff Vice President--Risk
                                  Management (June 1987 to
                                  February 1990).

Richard A. Carlson, 42            Mr. Carlson was elected Vice
  Vice President and              President in February 1994 and,
    Assistant General Counsel     prior thereto, had been Staff Vice
                                  President since January 1990
                                  and Assistant General Counsel
                                  since April 1988.

Michael L. Cioffi, 41             Mr. Cioffi was elected Vice
  Vice President and              President in February 1993 and,
    Assistant General Counsel     prior thereto, had been Staff Vice
                                  President since January 1990
                                  and Assistant General Counsel
                                  since February 1988.

Robert E. Gill, 47                Mr. Gill was elected Vice
  Vice President--Taxes           President--Taxes of the Company
                                  in February 1990.  Prior
                                  thereto, Mr. Gill was Staff
                                  Vice President--Taxes (July
                                  1986 to February 1990).

Philip A. Hagel, 49               Mr. Hagel was elected Vice
  Vice President and Treasurer    President of the Company in
                                  February 1990 and Treasurer in
                                  January 1988.  Mr. Hagel is a
                                  director of DI Industries, Inc.

Michael D. Mauer, 41              Mr. Mauer was elected Vice
  Vice President                  President of the Company in
                                  February 1990.  Prior thereto,
                                  he was Staff Vice President--
                                  General Auditor and Adminis-
                                  trative Services (January 1987
                                  to February 1990).

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          "Dividend Policy and Stock Market Prices" on page 47 of the Company's 1993 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

          "Selected Consolidated Financial Data" on page 25 of the Company's 1993 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 24 of the Company's 1993 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements of the Company and its subsidiaries, included on pages 26 through 44 of the Company's 1993 Annual Report to Shareholders, and "Quarterly Financial Data", included on page 46 of such Annual Report, are incorporated herein by refer-ence.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Except to the extent included in Part I under the caption "Executive Officers of the Registrant", the information called for by Item 10 is incorporated by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1993.

ITEM 11.  EXECUTIVE COMPENSATION

          The information called for by Item 11 is incorporated by reference to the definitive proxy statement involv-ing the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1993.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The information called for by Item 12 is incorporated by reference to the definitive proxy statement involv-ing the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1993.

          American Financial Corporation ("AFC") beneficially owns approximately 41% of the outstanding Common Stock of the Company and has substantial influence over the management and operations of the Company. Carl H. Lindner, Chairman of the Board and Chief Executive Officer of the Company, is Chairman of the Board and Chief Executive Officer of AFC. All of AFC's out-standing Common Stock is owned by Mr. Lindner, members of his family and trusts for their benefit. AFC and Mr. Lindner may be deemed to be controlling persons of the Company. See "Executive Officers of the Regis-trant" in Part I.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information called for by Item 13 is incorporated by reference to the definitive proxy statement involv-ing the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1993.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

      (a) The following documents are filed as a part of this report:

          (1) and (2) Financial Statements and Financial State-ment Schedules--see Index to Financial Statements and Financial Statement Schedules appearing on Page
              F-1.

          (3) Exhibits:

      EXHIBIT NUMBER
      (REFERENCED TO
      ITEM 601 OF
      REGULATION S-K)
      ---------------

(3)         (i)   ---Amended and Restated Articles of Incor-
                     poration of the Company, as amended effec-tive March 25, 1994.

           (ii)   ---By-Laws of the Company, as amended         *
                     July 30, 1992, incorporated by reference to Exhibit (3)(iii) to the Company's
                     Annual Report on Form 10-K for 1992.

(4)(i)            ---Order No. 3708 of the United States        *
                     District Court for the Eastern District
                     of Pennsylvania in In the Matter of Penn
                     Central Transportation Company, Debtor,
                     Bankruptcy No. 70-347 dated August 17,
                     1978 directing the consummation of
                     the Plan of Reorganization for Penn Central
                     Transportation Company, incorporated by
                     reference to Exhibit 4 to Form 8-K Current
                     Report of Penn Central Transportation
                     Company for August 1978.

(4)(ii)     (a)   ---Certain instruments with respect to
                     long-term debt of subsidiaries of the
                     Company which do not relate to debt
                     exceeding 10% of the total assets of
                     the Company and its consolidated sub-
                     sidiaries are omitted pursuant to
                     Item 601(b)(4)(iii)(A) of Regulation S-K,
                     17 C.F.R. Section 229.601.  The Company
                     hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.

            (b)   ---(i) Indenture dated as of August 1,        *
                     1989 between the Company and Morgan
                     Guaranty Trust Company of New York, as
                     Trustee, regarding the Company's Sub-
                     ordinated Debt Securities (the "Indenture"), incorporated by reference to Exhibit 4.1 to the Company's Form 8-K Current Report dated August 10, 1989.

                  ---(ii) Instrument of Resignation of Trustee  *
                     and Appointment and Acceptance of Successor
                     Trustee and Appointment of Agent dated as of November 15, 1991 among the Company, Morgan Guaranty Trust Company of New York as Resigning Trustee and Star Bank, N.A. as Successor Trustee, incorporated by reference to Exhibit (4)(ii)(d)(ii) to the Company's Annual Report on Form 10-K for 1991.

                  ---(iii) Officer's Certificate Pursuant to    *
                     Sections 102 and 301 of the Indenture
                     relating to authentication and designation of the Company's 9-3/4% Subordinated Notes due August 1, 1999, to which is attached the Form of Note, incorporated by reference to Exhibit 4.2 to the Company's Form 8-K Current Report dated August 10, 1989.

- ---------------
     * Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission incorporated herein by reference.

      EXHIBIT NUMBER
      (REFERENCED TO
      ITEM 601 OF
      REGULATION S-K)
      ---------------

                  ---(iv) Officer's Certificate Pursuant to     *
                     Sections 102 and 301 of the Indenture
                     relating to authentication and designation of the Company's 10-5/8% Subordinated Notes due April 15, 2000, to which is attached the Form of Note, incorporated by reference to Exhibit 4.1 to the Company's Form 8-K Current Report dated April 19, 1990.

                  ---(v) Officer's Certificate Pursuant to      *
                     Sections 102 and 301 of the Indenture
                     relating to authentication and designation of the Company's 10-7/8% Subordinated Notes due May 1, 2011, to which is attached the Form of Note, incorporated by reference to Exhibit 4.1 to the Company's Form 8 amendment dated May 8, 1991 to the Com-pany's Form 8-K Current Report dated May 7, 1991.

(10)(i)     (a)   ---(i) Intercompany Agreement, dated June 9,  *
                     1992, by and between the Company and
                     General Cable Corporation, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 9, 1992.

                  ---(ii) Subordinated Promissory Note of       *
                     General Cable Corporation due 2007 in the principal amount of $255,000,000 payable to the Company, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 30, 1992.

            (b)   ---Stock Purchase Agreement, dated as of      *
                     June 10, 1993, among the Company, PCC
                     Technical Industries, Inc. and Tracor,
                     Inc., incorporated by reference to
                     Exhibit (99) to the Company's Current
                     Report on Form 8-K dated May 26, 1993.

The following Exhibits (10)(iii)(a) through (10)(iii)(g) are compensatory plans and arrangements in which directors or execu-tive officers participate:

(iii)       (a)   ---(i) The Company's Stock Option Plan, as    *
                     amended March 25, 1992, incorporated by
                     reference to Exhibit (10)(iii)(a)(i) to
                     the Company's Annual Report on Form 10-K for 1992.

                  ---(ii) Amendment to the Company's Stock      *
                     Option Plan adopted by the Company's
                     Board of Directors on March 24, 1993,
                     incorporated by reference to Exhibit
                     (10)(iii)(a)(ii) to the Company's Annual
                     Report on Form 10-K for 1992.

                  ---(iii) Forms of stock option agreements     *
                     used to evidence options granted under
                     the Company's Stock Option Plan to officers and directors of the Company, incorporated by reference to Exhibit (10)(iii)(a)(iii) to the Company's Annual Report on Form 10-K for 1992.

                  ---(iv) The Company's Stock Option Loan       *
                     Program, as amended February 8, 1991,
                     incorporated by reference to Exhibit
                     (10)(iii)(a)(v) to the Company's Annual
                     Report on Form 10-K for 1990.

                  ---(v) The Company's 1992 Spin-Off Stock      *
                     Option Plan adopted by the Company's
                     Board of Directors on March 25, 1992,
                     incorporated by reference to Exhibit
                     (10)(iii)(a)(vi) to the Company's Annual
                     Report on Form 10-K for 1991.

- ---------------
     * Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

      EXHIBIT NUMBER
      (REFERENCED TO
      ITEM 601 OF
      REGULATION S-K)
      ---------------

            (b)   ---The Company's Annual Incentive Compen-     *
                     sation Plan, as amended February 12, 1992, incorporated by reference to Exhibit
                     (10)(iii)(b) to the Company's Annual
                     Report on Form 10-K for 1991.

            (c)   ---Description of the Company's retirement    *
                     program for outside directors, as adopted by the Company's Board of Directors on March 23, 1983, incorporated by reference to Exhibit (10)(iii)(i) to the Company's Annual Report on Form 10-K for 1982.

            (d)   ---The Company's Employee Stock Redemption    *
                     Program, as adopted by the Company's
                     Board of Directors on March 28, 1985,
                     incorporated by reference to Exhibit
                     (10)(iii)(j) to the Company's Annual
                     Report on Form 10-K for 1984.

            (e)   ---(i) Severance Agreement dated March 29,    *
                     1987 between the Company and Alfred W.
                     Martinelli, a director of the Company,
                     incorporated by reference to Exhibit
                     (10)(iii)(a)(i) to the Company's Form
                     10-Q Quarterly Report for the Quarter
                     Ended March 31, 1987.

                  ---(ii) Consulting Agreement dated as of      *
                     March 29, 1987 between the Company and
                     Alfred W. Martinelli, incorporated by
                     reference to Exhibit (10)(iii)(a)(ii)
                     to the Company's Form 10-Q Quarterly
                     Report for the Quarter Ended March 31,
                     1987.

                  ---(iii) Letter agreement amending the fore-  *
                     going Consulting and Severance Agreements dated December 9, 1991 between the Company and Alfred W. Martinelli, incorporated by reference to Exhibit (10)(iii)(e)(iii) to the Company's Annual Report on Form 10-K for 1991.

            (f)   ---Letters dated April 9, 1987 from the       *
                     Company to each of Neil M. Hahl and
                     Robert W. Olson, officers of the Company, with respect to severance arrangements, as supplemented by letters dated June 26, 1987 to each such officer, incorporated by reference to Exhibit (10)(iii)(a) to the Company's Form 10-Q Quarterly Report for the Quarter Ended June 30, 1987.

            (g)   ---(i) Excess of Loss Agreement, effective    *
                     March 31, 1988, between Republic Indemnity
                     Company of America and Great American
                     Insurance Company, incorporated by refer-ence to Exhibit (g)(1) to Amendment No. 1 to Schedule 13E-3, dated January 17, 1989, relating to Republic American Corporation filed by Republic American Corporation, the Company, RAWC Acquisition Corp., American Financial Corporation and Carl H. Lindner (the "Schedule 13E-3 Amendment").

                  ---(ii) First Amendment to Excess of Loss     *
                     Agreement, effective March 31, 1988,
                     between Republic Indemnity Company of
                     America and Great American Insurance
                     Company, incorporated by reference to
                     Exhibit (g)(2) to the Schedule 13E-3
                     Amendment.

            (h)   ---(i) Business Assumption Agreement,         *
                     effective as of December 31, 1990,
                     between Stonewall Insurance Company and
                     Dixie Insurance Company, incorporated
                     by reference to Exhibit (10)(iii)(o)(i)
                     to the Company's Annual Report on Form
                     10-K for 1990.

- ---------------
     * Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

      EXHIBIT NUMBER
      (REFERENCED TO
      ITEM 601 OF
      REGULATION S-K)
      ---------------

                  ---(ii) Quota Share Agreements, effective     *
                     December 31, 1990, between Stonewall
                     Insurance Company and Dixie Insurance
                     Company, incorporated by reference to
                     Exhibit (10)(iii)(o)(ii) to the Company's
                     Annual Report on Form 10-K for 1990.

                  ---(iii) Management Agreement, effective as   *
                     of January 1, 1991, by and between Dixie
                     Insurance Company and Stonewall Insurance
                     Company, incorporated by reference to
                     Exhibit (10)(iii)(o)(iii) to the Company's
                     Annual Report on Form 10-K for 1990.

            (i)   ---Excess of Loss Agreements, effective       *
                     December 31, 1990, between Great American
                     Insurance Company and each of Atlanta
                     Casualty Company, Dixie Insurance Company and Windsor Insurance Company, incorporated by reference to Exhibit (10)(iii)(p) to the Company's Annual Report on Form 10-K for 1990.

            (j)   ---Premium Payment Agreement, effective as    *
                     of January 1, 1991, by and between Great
                     American Insurance Company and the Company, incorporated by reference to Exhibit
                     (10)(iii)(q) to the Company's Annual Report on Form 10-K for 1990.

(11)              ---Supplemental information regarding computa-
                     tions of net income per share amounts.

(12)              ---Calculation of ratio of earnings to fixed
                     charges.

(13)              ---Portions of the Company's 1993 Annual Report
                     to Shareholders.

(21)              ---List of subsidiaries of the Company.

(23)              ---Consent of Deloitte & Touche.

(28)              ---Information from reports provided to state
                     regulatory authorities.

     (b)  Reports on Form 8-K filed during the quarter ended
          December 31, 1993:

            None


- ---------------
     * Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby under-takes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form
S-8 No. 2-81422 (filed January 20, 1983), registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 No. 2-72453 (filed December 23, 1983), registrant's Registration Statement on Form S-8 No. 33-34871 (filed May 11, 1990) and registrant's Registration Statement on Form S-8 No. 33-48700 (filed June 17, 1992):

          Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to direc-tors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or contro-lling person in connection with the securities being regis-tered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling prece-dent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                           SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED
THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THERE-
UNTO DULY AUTHORIZED.

                              AMERICAN PREMIER UNDERWRITERS, INC.
                                (Registrant)


                              By        Carl H. Lindner
                                ---------------------------------
                                        Carl H. Lindner
                                   Chairman of the Board and
                                    Chief Executive Officer


Date:  March 29, 1994


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING
PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON
THE DATES INDICATED.



Date:  March 29, 1994         By      Hugh F. Culverhouse
                                --------------------------------
                                      Hugh F. Culverhouse
                                           Director


Date:  March 29, 1994         By      Theodore H. Emmerich
                                  ------------------------------
                                      Theodore H. Emmerich
                                           Director


Date:  March 29, 1994         By        James E. Evans
                                --------------------------------
                                        James E. Evans
                                           Director


Date:  March 29, 1994         By          Neil M. Hahl
                                --------------------------------
                                            Neil M. Hahl
                             Senior Vice President and a Director
                                 (Principal Financial Officer)


Date:  March 29, 1994         By      Richard M. Haverland
                                --------------------------------
                                      Richard M. Haverland
                                            Director


Date:  March 29, 1994         By         Thomas M. Hunt
                                --------------------------------
                                         Thomas M. Hunt
                                            Director

                                24
PAGE

Date:  March 29, 1994         By        Carl H. Lindner
                                --------------------------------
                                        Carl H. Lindner
                                Chairman of the Board and Chief
                                Executive Officer and a Director


Date:  March 29, 1994         By       Carl H. Lindner III
                                --------------------------------
                                       Carl H. Lindner III
                                            Director


Date:  March 29, 1994         By        S. Craig Lindner
                                --------------------------------
                                        S. Craig Lindner
                                            Director


Date:  March 29, 1994         By       Alfred W. Martinelli
                                --------------------------------
                                       Alfred W. Martinelli
                                             Director


Date:  March 29, 1994         By         Robert W. Olson
                                --------------------------------
                                         Robert W. Olson
                                            Director


Date:  March 29, 1994         By         Robert F. Amory
                                --------------------------------
                                         Robert F. Amory
                                  Vice President and Controller
                                  (Principal Accounting Officer)

               AMERICAN PREMIER UNDERWRITERS, INC.

 INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                            PAGE NUMBER
                                                            -----------

Independent Auditors' Report...............................     F-2
American Premier Underwriters, Inc. and Consolidated
  Subsidiaries:
      Statement of Income--For the years ended December
        31, 1993, 1992 and 1991............................      *
      Balance Sheet--December 31, 1993 and 1992............      *
      Statement of Cash Flows--For the years ended
        December 31, 1993, 1992 and 1991...................      *
      Notes to Financial Statements........................      *
      Schedule II--Amounts Receivable from Related
        Parties and Underwriters, Promoters and Employees
        Other than Related Parties.........................     S-1
      Schedule III--Condensed Financial Information of
        Registrant.........................................     S-3
      Schedule VII--Guarantees of Securities and Other
        Obligations of Other Issuers.......................     S-5
      Schedule VIII--Valuation and Qualifying
        Accounts...........................................     S-5
      Schedule X--Supplemental Information Concerning
        Property-Casualty Insurance Operations.............     S-6

     Schedules other than those listed above are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.
- -------------------
     * Incorporated by reference to the Company's 1993 Annual Report to Shareholders.

                  INDEPENDENT AUDITORS' REPORT


American Premier Underwriters, Inc.:

     We have audited the financial statements and the financial statement schedules of American Premier Underwriters, Inc. and Consolidated Subsidiaries listed in the accompanying Index to Financial Statements and Financial Statement Schedules. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and finan-cial statement schedules based on our audits.

     We conducted our audits in accordance with generally accept-ed auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of American Premier Underwriters, Inc. and Consolidated Subsidiaries at December 31, 1993 and 1992 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting princi-ples. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information shown therein.

     As discussed in Note 1 to the financial statements, in 1992 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.


Deloitte & Touche


Cincinnati, Ohio
February 16, 1994
(March 25, 1994 with respect
 to the change of the Company's
 name as discussed in Note 1
 to the financial statements)

                                                                 SCHEDULE II

AMERICAN PREMIER UNDERWRITERS, INC. AND
CONSOLIDATED SUBSIDIARIES
                  Amounts Receivable from Related Parties and Underwriters,
                     Promoters and Employees Other than Related Parties
                    For the Years Ended December 31, 1993, 1992 and 1991
                                   (Dollars in Thousands)

                                                  Balance at
                                                 Beginning of                         Deductions
  End of Period
                                                   Period                             Amounts     Amounts
  Name of Debtor                            Current     Noncurrent        Additions   Collected   Written-Off       Other
Current       Noncurrent
Year ended December 31, 1993:
  Officers and employees of the
  Company or its Subsidiaries
  and related parties:
 American Annuity Group, Inc. (a)           $  1,835                      $    724       $ 1,000
$ 1,559
  General Cable Corporation (b)...                      $255,000
              $255,000
  General Cable Corporation (c)...            36,900                                      36,900
      0
  General Cable Corporation (d)...                        31,812
                31,812
  R.E. Gill (e)...................                           117
                   117
  N.M. Hahl (e)...................                           123               161
                   284
  J.M. Kampf (f)..................                           332                             332
                     0
  A.W. Martinelli (g).............                         8,906
                 8,906
  R.W. Olson (e)..................                           260               215            32
                   443
  S.Stavenhagen (h)...............                           100                             100
                     0

Year ended December 31, 1992:
  Officers and employees of the
  Company or its Subsidiaries
  and related parties:
  American Annuity Group, Inc. (a)                      $  1,231          $  1,104       $  500
$ 1,835
  M.A. Cramer, Jr. (i)............                           489                            489
              $      0
  General Cable Corporation (b)...                                         255,000
               255,000
  General Cable Corporation (c)...                                          36,900
 36,900
  R.E. Gill (e)...................                                             117
                   117
  N.M. Hahl (e)...................                                             123
                   123
  J.M. Kampf (j)..................                           403               734          805
                   332
  A.W. Martinelli (e,g,k).........                         9,697             1,842        2,633
                 8,906
  R.W. Olson (e)..................                           170               118           28
                   260
  S.Stavenhagen (h)...............                           101                             1
                   100


Year ended December 31, 1991:
  Officers and employees of the
  Company or its Subsidiaries
  and related parties:
  R.F. Amory (h,l)................                      $    293                      $      2                      $ 291
              $       0
  J.A. Anderson (h,l).............                           358                             2                        356
                      0
  R.B. Brumbaugh (h,l)............                           181                             2                        179
                      0
  R.W. Bubak (h,l)................                           168                                                      168
                      0
  M.A. Cramer, Jr. (i)............                                        $    489
                    489
  R.E. Gill (h,l).................                           415                             3                        412
                      0
  P.A. Hagel (h,l)................                           247                             2                        245
                      0
  N.M. Hahl (h,l).................                           558                             4                        554
                      0
  F.R. Holt (h,l).................                           334                             2                        332
                      0
  J.M. Kampf (i)..................                                             403
                    403
  G.B. Kenny (h,l)................                           473                             2                        471
                      0
  A.W. Martinelli (e,g)...........                         9,649                48
                  9,697
  M.D. Mauer (h,l)................                           147                                                      147
                      0
  P.S. Meyers (h).................                           174                           174
                      0
  R.W. Olson (e,h,l)..............                           402                14          51                        195
                    170
  R.J. Siverd (h,l)...............                           346                             2                        344
                      0
  W.J. Smith (h,l)................                           103                             1                        102
                      0
  S.Stavenhagen (h)...............                           102                             1
                    101
  D.H. Street (h,l)...............                           593                             4                        589
                      0
  N.G. Tsacalis (h,l).............                           154                             1                        153
                      0
  A.N. Watson (h,l)...............                           123                             1                        122
                      0

__________

(a) Non-interest bearing amounts due to the Company, representing payments made by the Company on behalf of the successor of a previously spun-off subsidiary of the Company.
(b) Subordinated note of previously spun-off company, bearing interest at 9.98 percent per annum, due September 30, 2007 (see Note 2 of Notes to Financial Statements).
(c)     Short-term note of previously spun-off company.
(d) Interest notes received in lieu of cash interest payments on the subordinated note referred to in (b) above, paid in full on February 14, 1994.
(e) Promissory notes of participants in the Company's Stock Option Loan Program delivered in payment of up to 95 percent of the purchase price for the Company's Common Stock purchased upon the exercise of stock options, secured by the stock purchased, bearing interest at rates ranging from 3.65 to 7.06 percent per annum.
(f) Individual ceased to be an employee or a related party during the year.
(g) Includes recourse promissory notes of participants in the Company's Career Share Purchase Plan delivered in payment of up to 95 percent of the purchase price for Career Shares (see
        Note 9 of Notes to Financial Statements), secured by the Career Shares purchased, bearing interest at 9 percent per annum and payable not later than ten years after the purchase date.
(h) Mortgage notes receivable, incidental to employees' relocations, secured by homesites. Principal and interest are payable monthly based on amortization schedules which range from 15 to 30 years and carry annual interest rates ranging from 9 1/2 to 9 3/4 percent.
(i) Non-interest bearing temporary home loans, incidental to employees' relocations, payable within one year of the date of the loans.
(j) Note receivable, incidental to employee relocation, bearing interest at 6.49 percent per annum. Principal and interest are payable on or before June 30, 2000.
(k) Promissory notes referred to in (e) above were collected during 1992.
(l) Mortgage note referred to in (h) above was sold during 1991 in the secondary market.

                                                                 SCHEDULE III

                        AMERICAN PREMIER UNDERWRITERS, INC.
              Condensed Financial Information of Registrant (Note 1)
                                   (In Millions)
                        COMBINED CONDENSED INCOME STATEMENT

                                                  For the Years Ended December 31,
REVENUES                                            1993        1992        1991
  Equity in earnings of subsidiaries              $178.1      $146.2      $159.2
  Interest and dividend income                      52.4        45.0        34.2
  Net sales                                         16.8        17.3        15.2
  Net realized gains (losses)                       92.9        (3.3)       (9.7)
                                                   340.2       205.2       198.9

EXPENSES
  Corporate and administrative expenses             20.2        20.2        25.8
  Interest and debt expense                         62.6        69.0        63.0
  Provision for loss on sale of
        subsidiaries and asset
        impairment                                  37.9          -           -
  Other (income) expense, net                       30.3        32.3        30.5
                                                   151.0       121.5       119.3

Income from continuing operations before
  income taxes                                     189.2        83.7        79.6
Income tax (expense) benefit                        53.5       (32.8)      (29.4)

Income from continuing operations                  242.7        50.9        50.2

DISCONTINUED OPERATIONS
  Equity in earnings (losses) of
    subsidiaries                                     2.8         1.7       (47.6)
  Loss from disposal of businesses                 (13.5)         -           -

Cumulative effect of accounting change                -        252.8          -

NET INCOME                                        $232.0      $305.4      $  2.6

                   COMBINED CONDENSED BALANCE SHEET

                                                    As of December 31,
                                                    1993        1992
ASSETS
  Investments                                     $  927.4    $  782.2
  Receivables from subsidiaries                      293.5       332.7
  Investments in subsidiaries                      1,231.7       972.3
  Net assets of discontinued operations                9.8       111.5
  Deferred tax asset                                 295.8       245.4
  Other assets                                       120.8       116.1
                                                  $2,879.0    $2,560.2

LIABILITIES AND CAPITAL
  Accounts payable, accrued expenses and
        other liabilities                         $  196.2    $  128.5
  Payables to subsidiaries                           440.9       276.1
  Long-term debt                                     519.6       652.8
  Other capital                                    1,722.3     1,502.8
                                                  $2,879.0    $2,560.2

                                                                    SCHEDULE III
                                                                    (continued)

                        AMERICAN PREMIER UNDERWRITERS, INC.
              Condensed Financial Information of Registrant (Note 1)
                                   (In Millions)
                    COMBINED CONDENSED STATEMENT OF CASH FLOWS

                                                        For the Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                     1993        1992        1991
  Income from continuing operations                     $ 242.7     $  50.9     $  50.2
  Adjustments
        Equity in earnings of subsidiaries               (178.1)     (146.2)     (159.2)
        Deduction in lieu of current Federal
              income tax                                     -           -         24.3
        Deferred Federal income tax                       (57.9)       28.9          -
        Net (gain) loss on disposal of
              businesses, investments and PP&E            (54.5)        4.1        11.4
        Cash received from subsidiaries                   231.2       122.2        89.6
        Litigation settlement                              15.6          -           -
        Other, net                                        (35.7)      (24.0)      (15.0)
              Cash flows from operating
                activities                                163.3        35.9         1.3

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in temporary
        investments                                      (179.3)      214.8      (114.1)
  Purchases of investments                               (158.3)     (290.5)      (23.1)
  Sales and maturities of investments                     372.1       142.8        62.4
  Acquisitions of businesses, net of cash
        acquired                                          (57.3)         -           -
  Other, net                                                (.7)       (2.4)       20.5
              Cash flows from investing
                activities                                (23.5)       64.7       (54.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchases of Company Common Stock                        (1.9)      (36.8)     (142.7)
  Issuance of debt                                           -           -        148.7
  Repayment of debt                                      (133.7)         -           -
  Common Stock dividends                                  (38.2)      (36.8)      (32.3)
  Other, net                                               23.3        13.2        11.3
              Cash flows from financing
                activities                               (150.5)      (60.4)      (15.0)

Net cash flows from continuing operations                 (10.7)       40.2       (68.0)
Net cash (to) from discontinued operations                  8.3       (36.6)       68.1

Increase (decrease) in cash                                (2.4)        3.6          .1
Cash - beginning of year                                    6.2         2.6         2.5

Cash - end of year                                      $   3.8     $   6.2     $   2.6

Cash dividends received from equity method
  accounting investees                                  $   2.5     $   3.9     $   3.8
Cash dividends received from consolidated
  subsidiaries                                          $  36.2     $  53.1     $  37.2

Note 1: For purposes of preparing the combined condensed financial statements included in this Schedule III, the accounts of the Company ("Registrant") have been combined with the accounts of Pennsylvania Company ("Pennco"). Pennco is a wholly owned direct subsidiary of the Registrant, and is itself a holding company. At December 31, 1993, approximately 61% of Investments and substantially all Investments in Subsidiaries as reported on the Combined Condensed Balance Sheet were owned by Pennco. Pennco has no debt obligations and there are no restrictions affecting transfers of funds between Pennco and the Registrant. Accordingly, management believes that the financial resources held at Pennco as well as Pennco's cash flow are available, if necessary, to service the obligations of the Registrant.


                                                                                 SCHEDULE VII
                    AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
                     Guarantees of Securities and Other Obligations of Other Issuers
                                        December 31, 1993
                                      (Dollars In Millions)
                                                                    Total Amount
    Name of Issuer of                 Title of Issue                Guaranteed
  Securities Guaranteed               of Each Class                    and            Nature of
      by Registrant                     Guaranteed                  Outstanding       Guarantee
Gulf Energy Development               Industrial Revenue Bond,            $2.2        Principal
  Corporation                           6%, dated December 1984                        and Interest
Republic Indemnity Company            Employee Stock Ownership            $1.3        Principal
  of America                            Plan Debt                                      and Interest


                                                                SCHEDULE VIII

         AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
                         Valuation and Qualifying Accounts
               For the Years Ended December 31, 1993, 1992 and 1991
                               (Dollars In Millions)

                                                                        Additions
                                            Balance at          Charged          Charged                          Balance
                                            beginning           to costs         to other                          at end of
  Description                               of period         and expenses       accounts         Deductions      period

Year ended December 31, 1993:
  Allowance for uncollectible
        accounts - trade and other
        receivables                         $ 9.9             $ 6.4             $  .6(a)          $    .5(b)(c)       $16.4
  Allowance for uncollectible
        notes receivable                     12.9                -                 -                 12.9(d)           -
  Miscellaneous reserves for losses -
        other asset categories                6.3              15.4              (9.3)(e)             5.7(c)            6.7
Year ended December 31, 1992:
  Allowance for uncollectible
        accounts - trade and other
        receivables                           6.9               2.0               1.8(f)               .8(b)(c)         9.9
  Allowance for uncollectible
        notes receivable                     15.2                -                  -                 2.3(d)           12.9
  Miscellaneous reserves for losses -
        other asset categories               36.9               3.5             (17.0)(e)            17.1(b)(f)         6.3
Year ended December 31, 1991:
  Allowance for uncollectible
        accounts - trade and other
        receivables                           7.3                .4                -                   .8(c)            6.9
  Allowance for uncollectible
        notes receivable                     30.3                -                 -                 15.1(d)           15.2
  Miscellaneous reserves for losses -
        other asset categories               39.4              14.9                -                 17.4(c)(e)        36.9

(a)     Includes additions for businesses acquired.
(b)     Includes reductions for divested businesses.
(c) Includes reductions of valuation accounts for actual charges incurred.
(d) Includes a reduction in reserves for uncollectibility of notes which resulted from the prior sale of certain offshore drilling rigs, to reflect the receipt of significant principal and interest payments.
(e) Includes changes in unrealized gains and/or losses on securities.
(f)     Includes transfers to/from other reserve accounts.

                                                                SCHEDULE X

         AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES Supplemental Information Concerning Property - Casualty Insurance Operations
               For The Years Ended December 31, 1993, 1992 and 1991
                               (Dollars in Millions)




 Column A           Column B          Column C          Column D          Column E    Column F

                                      Reserves for
                    Deferred          Unpaid Claims
Affiliation          Policy            and Claim         Discount
  with              Acquisition        Adjustment       Deducted in       Unearned    Earned
Registrant            Costs             Expenses         Column C         Premiums    Premiums


CONSOLIDATED PROPERTY AND CASUALTY ENTITIES

1993                $77.4             $961.4(1)            $0             $352.3      $1,273.6

1992                $50.4             $763.5               $0             $224.3      $  998.7

1991                $34.6             $663.9               $0             $156.1      $  845.6


                                                                    SCHEDULE X
                                                                    (continued)

         AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES Supplemental Information Concerning Property - Casualty Insurance
Operations
               For The Years Ended December 31, 1993, 1992 and 1991
                               (Dollars in Millions)


 Column G          Column H             Column I                     Column J         Column K

               Claims and Claim             Amortization              Paid
               Adjustment Expenses          of Deferred              Claims
   Net         Incurred Related to            Policy                and Claim
Investment    Current     Prior             Acquisition             Adjustment        Premiums
  Income        Year      Years                 Costs                Expenses         Written


CONSOLIDATED PROPERTY AND CASUALTY ENTITIES

$114.7              $914.7      $(57.8)           $243.8            $758.1            $1,378.9

$105.0              $706.8      $(20.2)           $195.9            $587.0            $1,067.3

$ 97.9              $601.0      $(21.6)           $121.7            $517.1            $  864.6




(1) Gross of ceded reinsurance receivable of $45.1 million.