Form 10-Q
period 1994-03-31
AMERICAN PREMIER UNDERWRITERS INC
filed 1994-05-13
CIK 77098

THE PENN CENTRAL CORPORATION
                        One East Fourth Street
                        Cincinnati, Ohio  45202
                       Telephone (513) 579-6660
                       Facsimile (513) 579-0110

                            Robert F. Amory
                     Vice President and Controller


                                                  May 13, 1994

1934 Act Filing Desk
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D. C.  20549

RE:  American Premier Underwriters, Inc.
     Form 10-Q Quarterly Report for the Quarter
     Ended March 31, 1994

Dear Sir or Madam:

     Transmitted for filing on behalf of American Premier
Underwriters, Inc. is Form 10-Q Quarterly Report for the
Quarter Ended March 31, 1994.

     If you have any questions concerning this filing, please telephone the undersigned at the number indicated above.


                                          Very truly yours,


                                          Robert F. Amory

Part I - Financial Information
      1.  FINANCIAL STATEMENT

AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
INCOME STATEMENT
                  (In Millions, Except Per Share Amounts)

                                                         Three Months Ended
                                                             March 31,
                                                          1994       1993
Revenues
  Insurance operations
  Premiums earned                                        $  357.4  $  271.1
       Net investment income                                 30.5      26.9
       Net realized gains                                      .5       5.4
  Other operations
  Net sales                                                  38.0      52.9

  Interest and dividend income                                7.1      13.9
  Provision for loss on sale of General
    Cable Corporation notes                                 (75.8)       -
  Net realized gains (losses)                                  .1        -
                                                            357.8     370.2
Expenses
  Insurance operations
  Losses                                                    197.6     157.7
  Loss adjustment expenses                                   36.3      29.5
  Commissions and other insurance
    expenses                                                 81.0      60.6
  Policyholder dividends                                     33.0      17.1
  Other operations
  Cost of sales                                              18.4      21.5
  Operating expenses                                         18.7      29.2
  Corporate and administrative expenses                       5.2       4.6
  Interest and debt expense                                  13.6      17.3
  Realized loss on sale of subsidiaries                        -        1.7
  Other expense (income), net                                 1.0       4.4
                                                            404.8     343.6

Income (loss) from continuing operations before
  income taxes                                              (47.0)     26.6
Income tax (expense) benefit                                 (8.9)      4.5

Income (loss) from continuing operations                    (55.9)     31.1
Income from discontinued operations                            -        2.8
Net income (loss)                                        $  (55.9) $   33.9

Earnings (loss) per share data:
  Continuing operations                                  $  (1.16) $    .67
  Discontinued operations                                      -        .06
                                                         $  (1.16) $    .73

Weighted average number of common shares                     48.4      46.6


                     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

           AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
                                     BALANCE SHEET
                                     (In Millions)

                                                   March 31, December 31,
                                                      1994        1993
Assets

Investments held by insurance operations
  Fixed maturity securities
       Held for investment-stated at amortized
         cost (market $1,208.7 and $1,173.0)        $1,205.9  $1,113.0
       Available for sale-stated at market
         (cost $415.8 and $408.7)                      421.2     432.8
  Short-term investments                                51.3      56.9
                                                     1,678.4   1,602.7
Parent Company investments
  Fixed maturity securities
       Held for investment-stated at amortized
         cost (market $281.8 and $251.7)               282.7     248.9
  Short-term investments                               370.8     387.9
  General Cable Corporation notes                      169.8     286.8
  Equity in affiliates                                  17.0      20.1
                                                       840.3     943.7

Cash                                                    30.5      32.4
Accrued investment income                               39.2      43.4
Agents' balances and premiums receivable               316.9     289.9
Reinsurance receivable                                  47.1      47.6
Other receivables                                       47.7      51.4
Deferred policy acquisition costs                       85.0      77.4
Property, plant and equipment                           90.5      95.2
Cost in excess of net assets acquired                  403.6     406.8
Deferred tax asset                                     294.7     295.8
Net assets of discontinued operations                    9.9       9.8
Other assets                                           149.7     153.5
    Total                                           $4,033.5  $4,049.6


Liabilities And Common Shareholders' Equity

Unpaid losses and loss adjustment expenses          $  987.1  $  961.4
Policyholder dividends                                 127.4     111.8
Unearned premiums                                      397.5     352.3
Debt                                                   507.4     523.2
Minority interests in subsidiaries                      17.4      15.1
Accounts payable and other liabilities                 352.6     363.5
  Total liabilities                                  2,389.4   2,327.3

Common Stock                                            47.5      47.4
Capital surplus                                        746.9     746.2
Retained earnings (from October 25, 1978)              845.9     912.3
Net unrealized gains on investments                      3.8      16.4
  Total common shareholders' equity                  1,644.1   1,722.3
    Total                                           $4,033.5  $4,049.6

                     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

           AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
                                STATEMENT OF CASH FLOWS
                                     (In Millions)

                                                            Three Months ended
                                                                 March 31,
                                                              1994      1993
Cash flows of operating activities:
  Income (loss) from continuing operations                 $  (55.9) $   31.1
  Adjustments to reconcile income from continuing
    operations to net cash provided by continuing
    activities
       Deferred Federal income tax                              7.9      (5.3)
       Depreciation, depletion and amortization                 7.6       7.9
       Net (gain) loss on disposals of businesses, investments
        and property, plant and equipment                      72.1      (5.3)
       Changes in assets and liabilities, excluding effects of
         acquisitions and divestitures of businesses
       Increase in receivables                                (22.1)    (43.2)
       Increase in other assets                                (5.4)    (11.1)
       Increase (decrease) in accounts payable and
         other liabilities                                    (14.4)      8.3
       Increase in unpaid losses and loss
         adjustment expenses                                   23.4      20.8
       Increase in policyholder dividends                      15.6       2.4
       Increase in unearned premiums                           39.7      47.3
  Other, net                                                     .5        .6
            Net cash flows of operating activities             69.0      53.5
Cash flows of investing activities:
  Purchases of available for sale investments                 (10.9)    (21.4)
  Maturities and sales of available for sale investments       14.6      52.7
  Purchases of held for investment securities                (148.0)   (166.0)
  Maturities and sales of held for investment securities       66.5      54.2
  Net decrease in temporary investments                        22.7      28.9
  Proceeds from sale of businesses                              9.8        -
  Acquisitions of businesses, net of cash acquired               -       (3.7)
  Capital expenditures                                         (4.0)     (3.0)
  Other, net                                                     .8        .9
            Net cash flows of investing activities            (48.5)    (57.4)

Cash flows of financing activities:
  Repayment of debt                                           (16.6)      (.9)
  Common Stock dividends                                      (10.1)     (9.5)
  Exercise of stock options and conversion of
    Career Shares                                               1.3       9.4
  Purchases of Company Common Stock                            (1.6)     (1.1)
  Other, net                                                    4.6       (.5)
            Net cash flows of financing activities            (22.4)     (2.6)

Net cash flows from continuing operations                      (1.9)     (6.5)
Net cash to discontinued operations                              -       (2.1)

Decrease in cash                                               (1.9)     (8.6)
Cash - beginning of year                                       32.4      36.2
Cash - end of period                                       $   30.5  $   27.6


                     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

  AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS


1.   ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     Effective March 25, 1994, the Company changed its corporate name from The Penn Central Corporation to American Premier Underwriters, Inc. in order to better reflect its new identity as a property and casualty insurance specialist.

     In the opinion of management, the accompanying unaudited financial statements of American Premier Underwriters, Inc. and Consolidated Subsidiaries (the "Company") include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's results of operations, financial position and cash flows. As permitted by the rules and regulations of the Securities and Exchange Commission ("SEC"), the financial statements do not include all of the accounting information normally included with financial statements prepared in accordance with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Results for the three months ended March 31, 1994 are not necessarily indicative of the results for any other interim period or for the year as a whole. Certain amounts for the three months ended March 31, 1993 have been reclassified to conform to the current presentation.

Accounting for Certain Investments in Debt and Equity Securities
     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The adoption of SFAS No. 115 did not have a material effect on the Company's financial position or results of operations.

Accounting for Postemployment Benefits
     Effective January 1, 1994 the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". An actuarial evaluation of the Company's postemployment benefits has been prepared. Based on this evaluation, the Company's adoption of SFAS No. 112 did not have a material effect on the Company's financial position or results of operations.

2.   ACQUISITIONS AND DIVESTITURES

     On May 5, 1994, the Company announced that, as part of an agreement for the purchase of all of the outstanding shares of General Cable Corporation ("General Cable") by Wassall PLC ("Wassall"), it will be paid $169.8 million in cash for the General Cable subordinated notes (the "Notes") owned by the Company. At March 31, 1994, the outstanding principal and accrued interest of the Notes totalled $253.4 million. The Company will also receive the same $6 per share consideration for its 1.15 million shares of General Cable common stock that the public shareholders of General Cable are to receive under the agreement. Also as part of the agreement, the Company has agreed to assume responsibility for certain actual and potential environmental and other liabilities principally associated with General Cable's recent sales of Marathon LeTourneau Company and Indiana Steel and Wire Company, in exchange for a payment from Wassall of $27.4 million, less any pre-closing payments made by General Cable for such liabilities on or after January 1, 1994 (the "Indemnity Payment"). The Company believes that the Indemnity Payment to be received from Wassall will be sufficient to permit the Company to discharge such liabilities. At the closing of the transaction, the Company will receive cash for its General Cable shares and short-term notes of Wassall (the "Wassall Notes") for the General Cable Notes and the Indemnity


4PAGE

Payment. The Wassall Notes will bear a market rate of interest, will be due not later than forty calendar days after the closing date and will be secured principally by the General Cable Notes and all of the General Cable common stock owned by Wassall. At March 31, 1994, American Financial Corporation ("AFC"), which owned 40.5% of the Company's common stock, also owned 45.6% of the outstanding common stock of General Cable. The Chairman of the Board and Chief Executive Officer of the Company is the Chairman of the Board of General Cable. The transaction was approved by the Company's Board of Directors based on the recommendation of a special committee of the Company's independent directors. In making its recommendation, the special committee relied on an opinion from Donaldson, Lufkin & Jenrette Securities Corp. that the aggregate consideration to be received by the Company in the transaction is fair to the Company from a financial point of view. Completion of the transaction is subject to certain conditions, including completion of Wassall's financing arrangements, Wassall's acquisition in a tender offer that commenced on May 11, 1994, of at least 3.75 million General Cable shares and approval of the transaction by Wassall's shareholders.
The Company recorded a pre-tax loss of approximately $75.8 million in the first quarter of 1994 for the anticipated disposition of the Notes and General Cable stock, and the Company did not accrue interest income on the Notes during the 1994 first quarter.
     On February 14, 1994, General Cable delivered to the Company cash and promissory notes issued by a subsidiary of Rowan Companies, Inc. ("Rowan") totalling $52.1 million as a partial payment of the General Cable Notes. The cash portion of the payment was $10.4 million. The Rowan notes, which are guaranteed by Rowan, have a face value of $41.7 million, an interest rate of 7 percent and are due in 1999. Quarterly interest payments are payable in cash beginning March 31, 1994. The receipt of the cash and Rowan notes resulted from the sale by General Cable of its Marathon LeTourneau unit to Rowan. As a result of these receipts, the Company credited General Cable with $48.1 million of principal and interest payments on the General Cable Notes. The non cash portion of this transaction is not included in the statement of cash flows.
     On February 10, 1994, the Company announced that it is considering a proposal from AFC for the purchase by the Company of the personal lines insurance businesses owned by Great American Insurance Company ("GAIC") for a proposed purchase price of approximately $380 million in cash. GAIC's personal lines insurance businesses principally provide standard private passenger automobile insurance and multiperil homeowners' insurance. GAIC is a wholly-owned subsidiary of AFC. Completion of a transaction would be subject to certain conditions, including approval by a special committee of the Company's directors which has been empowered to negotiate all aspects of the proposed acquisition, including the proposed purchase price, receipt by the Company of an appropriate fairness opinion from an independent investment banking firm, and any required regulatory approvals. AFC beneficially owned 40.5 percent of the Company's outstanding common shares at December 31, 1993 and AFC's Chairman, Chief Executive Officer and principal shareholder is Chairman and Chief Executive Officer of the Company.
     The intended divestitures of businesses announced in December 1992 included five small diversified industrial companies, two of which were sold during 1993 and one of which was sold during the first quarter of 1994 for $9.8 million in cash resulting in a pre-tax gain of $3.2 million. For the three months ended March 31, 1994, the operations sold during 1994 and the two operations to be sold had aggregate sales of $17.2 million and reported an operating loss of $3.2 million. At March 31, 1994, the aggregate book value of the two businesses remaining to be sold was $32.3 million.

3.   INSURANCE OPERATIONS

Investments of Insurance Operations
     Amortized cost, gross unrealized gains and losses and market values of the insurance operations' investments in fixed maturity securities are presented in the table below.
     At March 31, 1994, the insurance operations' investments included unrated or less than investment grade corporate securities with a carrying value of $118.6 million (market value $119.0 million). Investments of insurance operations include a net payable for securities purchased but not settled of $19.9 million at March 31, 1994.

                                          Gross          Gross
                              Amortized Unrealized     Unrealized      Market
    March 31, 1994              Cost      Gains          Losses         Value
                                             (In Millions)
Held for investment
  Corporate securities        $  901.0  $  21.9        $ 19.8         $  903.1
  Public utilities               212.4      3.5           5.3            210.6
  Mortgage-backed securities      84.3      2.4            .6             86.1
  State and local obligations      8.2       .7            -               8.9
    Total held for investment  1,205.9     28.5          25.7          1,208.7

Available for sale
  Corporate securities           261.3      9.1           4.8            265.6
  Public utilities                21.5       .4            .6             21.3
  Mortgage-backed securities      60.4      2.7            .8             62.3
  U.S. government securities      61.6      1.7            .9             62.4
  State and local obligations      5.1       -             -               5.1
  Foreign securities              25.8       -            1.4             24.4
    Total available for sale     435.7     13.9           8.5            441.1

    Total fixed maturity
      securities              $1,641.6  $  42.4        $ 34.2         $1,649.8

     At March 31, 1994, the carrying value of short-term investments, principally U.S. Treasury securities and commercial paper, approximates market value.

Investment Income of Insurance Operations
     Investment income consists of the following:

                                               (In Millions)
                                                  March 31,
                                              1994      1993
     Income from fixed maturity
       securities                            $ 31.2    $ 27.2
     Income from equity securities               -         .2
     Gross investment income                   31.2      27.4
     Investment expenses                        (.7)      (.5)
     Net investment income                   $ 30.5    $ 26.9

     Income from fixed maturity securities includes income from short-term investments.

     Realized gains (losses) consist of the following:

                                                  March 31,
                                                1994      1993

     Gross realized gains on:
       Fixed maturity securities             $   .8    $  5.5

     Gross realized losses on:
       Fixed maturity securities                (.3)      (.1)
     Net realized gains (losses)             $   .5    $  5.4


     For the three months ended March 31, 1994, proceeds from sales of fixed maturity securities, excluding proceeds from sales at or near maturity totalled $10.0 million, of which $4.3 million were from securities classified as available for sale and $5.7 million were from securities classified as held for investment. All of the held for investment securities were sold as a result of deterioration in the issuers' credit rating. The gross realized gains (losses) attributable to these sales were:

                                   Fixed Maturity Securities
                              Available For           Held For
                                  Sale               Investment

     Gross realized gains          $ .1                $ .2
     Gross realized loss            (.1)                (.1)
     Net realized gains (losses)   $ -                 $ .1

Proceeds from sales of investments in fixed maturity securities for the three months ended March 31, 1993, excluding proceeds from sales at or near maturity, totaled $57.6 million.

Reinsurance
     The insurance operations assume and cede a portion of their written business with other insurance companies in the normal course of business. To the extent that any reinsuring companies are unable to meet their obligations under agreements covering reinsurance ceded, the Company's insurance subsidiaries would remain liable. Amounts deducted from insurance losses and loss adjustment expenses and net written and earned premiums in connection with reinsurance ceded to affiliates and non-affiliated companies, as well as amounts included in net written and earned premiums for reinsurance assumed from affiliates and non-affiliated companies, were as follows:

                                            (In Millions)
Three Months Ended March 31,              1994       1993
Reinsurance ceded:
   Premiums written                     $   4.7   $   1.8
   Premiums earned                          3.7       1.7
   Incurred losses and loss adjustment
    expenses                                1.7       (.8)

Reinsurance assumed:
   Premiums written                        50.9      38.6
   Premiums earned                         40.6      25.9

     Substantially all of the policies written in the workers' compensation insurance operations during 1994 and 1993 were eligible for policyholder dividend consideration.

4.   PARENT COMPANY INVESTMENTS

     Amortized cost, gross unrealized gains and losses and market values of the Parent Company investments in fixed maturity securities held for investment, other than the General Cable Notes, are presented in the table below.

     At March 31, 1994 the carrying value of unrated or less than investment grade corporate securities, other than the General Cable Notes, totalled $52.5 million, substantially all of which did not have readily available market values.

                                             Gross         Gross
                              Amortized    Unrealized    Unrealized     Market
      March 31, 1994              Cost        Gains        Losses       Value
                                                  (In Millions)
Corporate securities          $  177.9     $   1.5        $   2.0      $ 177.4
Public utilities                  25.0          -              .3         24.7
U.S. government securities        26.6          -              .1         26.5
Mortgage-backed securities          .9          -              -            .9
Other debt securities             52.3          -              -          52.3

    Total fixed maturity
     securities               $  282.7     $   1.5        $   2.4      $ 281.8

     The carrying value of short-term investments, principally U.S. Treasury securities and commercial paper, approximates market value.

 5.  DEBT

     On March 25, 1994, the Company redeemed all of the outstanding $16.2 million principal amount of its 9 1/2 percent subordinated debentures due August 1, 2002 at the redemption price of 100 percent of the principal amount of each debenture plus accrued and unpaid interest to the redemption date.

 6.  CHANGES IN COMMON SHAREHOLDERS' EQUITY

                                                                     Unrealized
                                                                        Gains
                                   Common Stock   Capital  Retained  (Losses) On
(Dollars in Millions)        Shares      Amount   Surplus  Earnings  Investments   Total
Balance, December 31, 1993  47,446,094   $ 47.4   $746.2  $912.3      $16.4      $1,722.3
Net income (loss)                            -        -    (55.9)        -          (55.9)
Dividends declared on
  Common Stock                               -        -    (10.5)        -          (10.5)
Purchases of Company
  Common Stock                 (44,219)      -      (1.5)     -          -           (1.5)
Exercise of stock options       96,322       .1      1.7      -          -            1.8
Issuance of Common Stock
  under ESPP                     4,022       -        .1      -          -             .1
Change in net unrealized gains
  (losses) on investments                    -        -       -       (12.6)        (12.6)
Other, net                                   -        .4      -          -             .4
Balance, March 31, 1994     47,502,219   $ 47.5   $746.9  $845.9      $ 3.8      $1,644.1

 7.  EARNINGS PER SHARE

     Earnings per share for the three month period ended March 31, 1994 are calculated on the basis of the weighted average number of shares of common stock outstanding during the period and the dilutive effect of assumed conversion of common stock equivalents (stock options and career shares). For the three month period ended March 31, 1993, the potential dilution represented by shares issuable from the exercise of outstanding stock options and conversion of outstanding Career Shares, was less than three percent and is therefore not reflected in the earnings per share presentation for such period.

 8.  INCOME TAXES

     The Company's substantial tax loss carryforwards and temporary differences give rise to deferred tax assets. Based on an analysis of the likelihood of realizing the Company's gross deferred tax asset (taking into consideration applicable statutory carryforward periods), the Company has determined that the recognition criteria set forth in SFAS No. 109, "Accounting For Income Taxes", are not met for the entire gross deferred tax asset and, accordingly, the gross deferred tax asset is reduced by a valuation allowance. The analysis of the likelihood of realizing the gross deferred tax asset is reviewed and updated periodically. Any required adjustments to the valuation allowance are made in the period in which the developments on which they are based become known. Results for the 1993 first quarter include a $15 million tax benefit attributable to such an adjustment.

     Components of the provision for income tax benefit (expense)
were as follows:
                                         (In Millions)
                                        Three Months Ended
                                             March 31,
                                          1994      1993

     Current
          Federal                       $  (.7)   $  (.6)
          Foreign, state & local           (.3)      (.2)
            Total current                 (1.0)      (.8)
     Deferred
          Federal                         (7.9)      5.3
          Foreign, state & local            -         -
            Total deferred                (7.9)      5.3
     Total                              $ (8.9)   $  4.5

     Consolidated income tax benefit (expense) differs from the amount computed using the United States statutory income tax rate for the reasons set forth in the following table:
                                         (In Millions)
                                        Three Months Ended
                                             March 31,
                                          1994      1993

     Income (loss) before income taxes  $(47.0)   $ 26.6

     Expected tax benefit (expense) at
       U.S. statutory income tax rate   $ 16.5    $ (9.0)
     Amortization of goodwill              (.9)      (.9)
     Revision to valuation allowance        -       15.0
     Loss disallowance                   (24.6)       -
     Other, net                             .1       (.6)
     Consolidated income tax benefit
       (expense)                        $ (8.9)   $  4.5

 9.  COMMITMENTS AND CONTINGENCIES

     Claims are pending against the Company for reimbursement of clean-up costs under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for alleged contamination caused by release of polychlorinated biphenyls at the Paoli, Pennsylvania railyard ("Paoli Yard") formerly owned by the Company's railroad predecessor, Penn Central Transportation Company ("PCTC").
A Record of Decision was issued by the U.S. Environmental Protection Agency on July 21, 1992 presenting a final selected remedial action for the Paoli Yard in accordance with CERCLA having an estimated cost of approximately $28.3 million. In March 1992, the Company filed a lawsuit seeking to enjoin the U.S. Government, Consolidated Rail Corporation ("Conrail") and other parties from prosecuting claims against the Company for such clean-up costs on the grounds that the Paoli Yard environmental claims are barred by: (1) the terms by which the Paoli Yard was transferred by PCTC to Conrail "as is" in 1976 pursuant to the Regional Rail Reorganization Act of 1973 (the "Rail Act"); (2) the 1980 settlement of the Valuation Case proceedings to determine compensation to be paid by the U.S. Government for the railroad properties transferred by PCTC pursuant to the Rail Act; and
(3) the U.S. Constitution. In addition, the Company believes that it has other substantial defenses to claims for clean-up costs at the Paoli Yard, including its position that other parties are responsible for substantial percentages of such clean-up costs, and the Company intends to make claims against certain insurance carriers for reimbursement of any clean-up costs that the Company may incur. The Company has not established any accrual for potential liability for clean-up costs at the Paoli Yard.
     There are certain other claims involving the Company and certain of its subsidiaries, including claims relating to the generation, disposal or release into the environment of allegedly hazardous substances and pre-reorganization personal injury claims, that allege or involve amounts that are potentially substantial in the aggregate.
     The Paoli Yard litigation and the preponderance of the other claims arose out of railroad operations disposed of by PCTC prior to its 1978 reorganization and, accordingly, any ultimate liability resulting therefrom in excess of previously established loss accruals would be attributable to such pre-reorganization events and circumstances. In accordance with the Company's reorganization accounting policy, any such ultimate liability will reduce the Company's capital surplus and shareholders' equity, but will not be charged to income.
     The Company believes that its maximum aggregate potential exposure at March 31, 1994 with respect to the foregoing environmental claims (other than Paoli Yard), net of related loss accruals, was approximately $15 million for claims arising out of pre-reorganization operations and in the range of $1 million to $4 million for claims arising out of post-reorganization operations (which range depends upon the method of remediation, if any, required). The Company believes that it has meritorious defenses in such matters, including its position that other parties are responsible for substantial percentages of such amounts claimed and, in the case of the post-reoganization matter referred to above, its belief that the relevant regulatory authority will permit remediation to be deferred until there is a change in the use of the facility which the Company believes is unlikely.
     In management's opinion, the outcome of the foregoing claims will not, individually or in the aggregate, have a material adverse effect on the financial condition or results of operations of the Company. In making this assessment, management has taken into account previously established loss accruals in its financial statements and probable recoveries from insurance carriers and other third parties.

10PAGE

10.  STATEMENT OF CASH FLOWS

     During the three month periods ended March 31, 1994 and 1993, state and other income taxes paid were $1.2 million and $2.1 million, respectively. For each of the same periods, interest paid, net of amounts capitalized, was $10.6 million.
     On March 31, 1993, General Cable elected to pay 100 percent, or $19.1 million, of the interest due on that date on its subordinated note (the "General Cable Note") with an additional 9.98 percent subordinated note ("Interest Note") in lieu of cash. This non-cash transaction, which increased the Parent Company's investments and decreased accrued interest receivable, was not included in the statement of cash flows.


11PAGE

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     The following discussion and analysis is provided to assist the reader in understanding the Company's financial condition as of March 31, 1994 and December 31, 1993 and its results of operations for the three months ended March 31, 1994 and 1993. Amounts presented in the discussion and analysis relate only to continuing operations unless otherwise indicated.

LIQUIDITY AND CAPITAL RESOURCES

                                                    (Dollars in millions,
                                                  except per share amounts)
                                                  March 31,    December 31,
                                                      1994           1993
Cash, Parent Company short-term investments
  and Parent Company fixed maturity securities    $  684.0       $  669.2
Deduct items not readily available for
  corporate purposes:
    Cash held by the insurance operations            (25.0)         (23.2)
    Securities held in bank escrow accounts          (20.3)         (20.2)
    Private placement notes                          (52.3)         (14.6)
Cash, temporary investments and marketable
  securities                                      $  586.4       $  611.2
Total debt as a percentage of total
  capital                                               23%            23%
Book value per share of Common Stock               $ 34.61       $  36.30

     The Company's Federal income tax loss carryforward is available to offset taxable income and, as a result, the Company's requirement to pay current Federal income tax is substantially eliminated. The $24.8 million decrease during the three months ended March 31, 1994 in the cash, temporary investments and marketable securities included in the preceding table was principally attributable to period to period variations in the timing of tax allocation payments to the Parent Company from the insurance operations.

Net Cash Provided by Operating Activities

     During the three months ended March 31, 1994, cash provided by continuing operating activities was $69.0 million, an increase of $15.5 million as compared with the same period in 1993. This increase resulted primarily from an increase in the insurance operations' operating cash flow at the workers' compensation insurance operations ("Republic Indemnity") and the non-standard private passenger automobile insurance companies (the "NSA Group") primarily due to continued growth in written premiums. Also contributing to the favorable comparison are payments made during the first quarter of 1993 on assumed losses on a reinsurance contract that was terminated at the end of 1993. These favorable variances were partially offset by lower operating cash flow from the

Company's non-insurance operations. Management expects that the Company's operating cash flow and financial resources will continue to be adequate to meet its operating needs in the short-term and long-term (i.e. more than twelve months) future. Cash flow of the Company may be influenced by a variety of factors, including changes in the property and casualty insurance industry, the insurance regulatory environment and general economic conditions.
     During the three months ended March 31, 1994, the insurance operations generated $88.4 million of operating cash flow, substantially all of which was retained by the insurance companies to purchase investments, principally marketable debt securities. During the same period in 1993, the insurance operations generated $69.0 million of operating cash flow, substantially all of which was retained by the insurance companies to purchase investments.
     The Company's insurance operations are subject to state regulations which limit, by reference to specified measures of statutory operating results and policyholders' surplus, the dividends that can be paid to the Parent Company without prior regulatory approval. Under these restrictions, the maximum amount of dividends which can be paid to the Parent Company during 1994 by these subsidiaries is $96.5 million.

Investing and Financing Activities

     During the three months ended March 31, 1994, maturities of the Parent Company investment portfolio (net of purchases of investments) provided $28.9 million, including the cash received from General Cable as a partial principal payment on the General Cable Notes. For a description of this transaction, see Note 2 of Notes to Financial Statements. The Company also received $9.8 million from the sale of one of its industrial businesses. During this same period, the Company used $16.2 million to redeem all of its outstanding 9 1/2 percent subordinated debentures and $10.1 million for the payment of Common Stock dividends. The Company's insurance operations made net purchases of investments of $84.0 million during the first three months of 1994. During the same 1993 period, maturities of the Parent Company investment portfolio (net of purchases of investments) provided $19.4 million and the Company received $9.4 million from the issuance of shares of Company Common Stock pursuant to the exercise of stock options. The Company used cash of $9.5 million for the payment of Common Stock dividends and $3.7 million for the purchase of an investment in an insurance company located in the United Kingdom. During the first three months of 1993, the Company's insurance operations made net purchases of investments of $71.0 million.
     On May 5, 1994, the Company announced that it will be paid $169.8 million in cash for the General Cable Notes owned by it and approximately $6.9 million for its shares of General Cable common stock as part of an agreement for the purchase of all of the outstanding shares of General Cable by Wassall. In addition, the Company will receive $27.4 million, subject to the adjustment as set forth in Note 2 of Notes to Financial Statements, in cash from Wassall to assume responsibility for certain actual and potential environmental and other liabilities principally associated with businesses recently sold by General Cable. The Company managed these liabilities prior to the spin-off of General Cable to Company shareholders in July of 1992 and believes that the funds to be received will be sufficient to permit it to discharge such liabilities. Including this transaction and all prior payments by General Cable, the Company will have received approximately 76 percent of all amounts owed to it, including accrued interest, by General Cable since its spin-off. For further information on this transaction, see Note 2 of Notes to Financial Statements.

     On March 31, 1994, General Cable elected to pay 100 percent, or $12.0 million, of the interest due on that date on the General Cable Note with an Interest Note in lieu of cash. This Interest Note is included with the General Cable Notes to be sold to Wassall by the Company.
     At March 31, 1994, the Parent Company investment portfolio held unrated or less than investment grade corporate debt securities, excluding the General Cable Notes, with carrying values of $52.5 million. At that date, the Company's insurance operations held $118.6 million of such unrated or less than investment grade debt securities and preferred stocks. The Company continues to limit its investment in unrated or less than investment grade securities of any one issuer and regularly monitors the condition of the issuers and their industries. At March 31, 1994, the largest investment of the Company and its insurance operations in such securities of any one issuer, excluding the General Cable and Rowan notes, totaled $10.4 million.
     During the three months ended March 31, 1994, the Company's continuing operations did not have large capital spending requirements. The Company presently has no plans or commitments for material capital expenditures.

Borrowing Facilities and Debt Obligations

     At March 31, 1994, the Company's total debt to total capital ratio of 23 percent was unchanged from year-end 1993. Total capital as defined for this ratio consists of debt, minority interests in subsidiaries and common shareholders' equity.


RESULTS OF OPERATIONS

Analysis of Continuing Operations

     The Company reported a loss from continuing operations for the 1994 first quarter of $55.9 million, or $1.16 per share. Results for the quarter include a net realized capital loss of $75.2 million, or $1.52 per share, principally from the anticipated disposal of the General Cable Notes owned by the Company. The Company's first quarter earnings do not include any accrued interest income on the General Cable Notes. Income from continuing operations, excluding the net realized capital loss, was $17.5 million, or $.36 per share.
     Income from continuing operations for the 1993 first quarter was $31.1 million, or $.67 per share, which included net realized capital gains from sales of investments and subsidiaries of $3.7 million, or $.05 per share, and $15 million, or $.32 per share, from a deferred tax benefit attributable to an increase in the estimated realizable value of the Company's net deferred tax asset. Income from continuing operations, excluding realized capital gains and the deferred tax benefit, was $13.8 million, or $.30 per share. In addition, the 1993 results included $6.4 million, or $.09 per share, of interest income on the General Cable Notes.
     Revenues in the Insurance segment increased to $388.4 million for the first quarter of 1994 as compared with $303.4 million for the same period in 1993 primarily due to an increase in earned premiums at both the NSA Group and Republic Indemnity. Investment income before realized gains and losses on sales of investments in the insurance operations' portfolio also increased due to higher average investment balances, partially offset by a decrease in the average yield. Operating income for the first three months of 1994 increased to $40.5 million as compared with $38.5 million in 1993, primarily due to increases in underwriting profit at Republic Indemnity and the NSA Group and higher investment income, partially offset by lower net realized gains. Net realized gains from sales of investment securities in the insurance operations' portfolio totaled $.5 million for the first quarter of 1994 compared with $5.4 million for the same period in 1993. The combined ratio for the Insurance segment was 96.5 percent and 96.6 percent, respectively, for the three months ended March 31, 1994 and
1993.
     The following table presents certain information with respect to the NSA Group's insurance operations.
                                                (Dollars in Millions)
     Three Months Ended March 31,                   1994      1993

     Net Written Premiums                         $275.3    $201.2

     Net Earned Premiums                          $245.5    $167.3

     Loss and Loss Adjustment Expense ("LAE")      180.3     120.0
     Underwriting Expenses                          58.9      41.8
     Underwriting Profit                          $  6.3    $  5.5

     GAAP Ratios:
          Loss and LAE Ratio                        73.4%     71.7%
          Underwriting Expense Ratio                24.0      25.0
          Combined Ratio                            97.4%     96.7%

     The NSA Group reported earned premiums of $245.5 million and underwriting profit of $6.3 million for the first quarter of 1994 as compared with 1993 first quarter amounts of $167.3 million and $5.5 million, respectively. The growth in net written premiums of 37 percent was principally due to increased market penetration in its existing states and the acquisition of Leader National Insurance Company in the second quarter of 1993. The increase in underwriting profit was mainly attributable to the continued growth in earned premiums, partially offset by an increase in the frequency and severity of losses resulting from storm related activity in several midwestern and southeastern states. The combined ratio for the NSA Group was 97.4 percent for the first quarter of 1994, as compared with 96.7 percent for the same period in 1993.

     The following table presents certain information with respect to Republic Indemnity's insurance operations.

                                             (Dollars in Millions)
     Three Months Ended March 31,              1994      1993

     Net Written Premiums                    $120.0    $112.4

     Net Earned Premiums                     $111.4    $101.0

     Loss and LAE                              53.3      64.4
     Underwriting Expenses                     19.2      15.8
     Policyholder Dividends                    33.0      17.1
     Underwriting Profit                     $  5.9    $  3.7

     GAAP Ratios:
          Loss and LAE Ratio                   47.9%     63.8%
          Underwriting Expense Ratio           17.2      15.6
          Policyholder Dividend Ratio          29.6      16.9
          Combined Ratio                       94.7%     96.3%

     Republic Indemnity reported first quarter earned premiums of $111.4 million and $101.0 million for 1994 and 1993, respectively. An underwriting profit of $5.9 million was reported for the first three months of 1994, as compared with $3.7 million for the same period in 1993. Republic Indemnity has continued to experience growth in earned and net written premiums due to its favorable competitive position in the industry. However, the rate of such growth has declined relative to the 1993 period partly due to mandatory premium rate reductions of 7 percent and 12.7 percent which took effect July
16, 1993 and January 1, 1994, respectively.  The impact of the
January 1, 1994 rate reduction, which is applicable only to new and renewal policies entered into on and after January 1, 1994, was not fully reflected in the 1994 first quarter results. Furthermore, competitive pressure in the California workers' compensation insurance market is increasing and there can be no assurance that increases in written and earned premiums will continue in 1994.
Republic Indemnity had a combined ratio of 94.7 percent for the first quarter of 1994, compared with 96.3 percent for the same period in 1993. The decrease in the combined ratio for the 1994 first quarter was mainly attributable to favorable loss development relating to prior years' claims activity, partially offset by a corresponding increase in reserves for policyholder dividends.

Interest and Dividend Income

     Interest and dividend income of the Parent Company investments decreased $6.8 million in the first quarter of 1994, as compared with the same period in 1993, due primarily to the exclusion of interest income on the General Cable Notes as a result of the pending sale of General Cable. Interest income on the General Cable Notes for the first quarter of 1993 was $6.4 million.

Interest and Debt Expense

     Interest expense decreased $3.7 million for the three month period ended March 31, 1994, compared to the same period in 1993, primarily due to the Company's redemption of all $133.3 million principal amount of its 11 percent subordinated debentures during the 1993 third quarter.

Other expense (income) - net

     Other expense (income) - net consists of the following:

                                              (In Millions)
                                             Three Months Ended
                                                  March 31,
                                               1994      1993

Settlement of claims and
  contingencies, net                         $   -     $  2.2
Taxes, other than income                        1.7       1.7
Minority interests in earnings
  of consolidated subsidiaries                   .1       (.4)
Other                                           (.8)       .9
                                             $  1.0    $  4.4

Income Taxes

     For the first quarter of 1994, the Company recorded income tax expense of $8.9 million as compared with an income tax benefit of $4.5 million for the same period in 1993. The 1993 benefit was attributable to an increase of $15.0 million in the Company's net deferred tax asset due to revisions to the estimated future taxable income during the Company's tax loss carryforward period.
     Management believes that it is more likely than not that the net deferred tax asset at March 31, 1994 will be realized primarily through the generation of taxable income during the loss carryforward period. This belief derives from an analysis of estimated future taxable income based on certain assumptions concerning future events during the loss carryforward period. The estimate of future taxable income used in determining the net deferred tax asset is not necessarily indicative of the Company's future results of operations. As is the case with any estimate of future results, there will be differences between assumed and actual economic and business conditions of future periods. Moreover, the estimate may also be affected by unpredictable future events, including but not necessarily limited to changes in the Company's capital structure and future acquisitions and dispositions. Therefore, the analysis of estimated future taxable income will be reviewed and updated periodically, and any required adjustments, which may increase or decrease the net deferred tax asset, will be made in the period in which the developments on which they are based become known.









17PAGE

PART II - OTHER INFORMATION


Item 6.  Exhibit and Reports on Form 8-K


(a)  Exhibits:

          None

(b)  Reports on Form 8-K filed during the quarter ended March 31,
           1994:

          None

                       SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       AMERICAN PREMIER UNDERWRITERS, INC.
                                 (Registrant)





Date: May 13, 1994     By              /s/ R. F. Amory
                                           R. F. Amory
                              Vice President and Corporate Controller
                                (Principal Accounting Officer and
                                    duly Authorized Signatory)