Form 10-Q
period 1994-06-30
AMERICAN PREMIER UNDERWRITERS INC
filed 1994-08-12
CIK 77098

AMERICAN PREMIER UNDERWRITERS, INC.
                         One East Fourth Street
                         Cincinnati, Ohio  45202
                        Telephone (513) 579-6660
                        Facsimile (513) 579-0110

                             Robert F. Amory
                      Vice President and Controller


                                                  August 12, 1994


1934 Act Filing Desk
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

RE:  American Premier Underwriters, Inc.
     Form 10-Q Quarterly Report for the Quarter
     Ended June 30, 1994

Dear Sir or Madam:

     Transmitted for filing on behalf of American Premier
Underwriters, Inc. is Form 10-Q Quarterly Report for the Quarter
Ended June 30, 1994.

     If you have any questions concerning this filing, please telephone the undersigned at the number indicated above.

                                                  Very truly yours,



                                                  Robert F. Amory

Part I - Financial Information
  1.  FINANCIAL STATEMENT

AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
INCOME STATEMENT
         (In Millions, Except Per Share Amounts)

                                         Three Months Ended  Six Months Ended
                                              June 30,           June 30,
                                           1994      1993     1994      1993
Revenues
  Insurance operations
    Premiums earned                    $  391.3  $  312.9  $ 748.7   $ 584.0
    Net investment income                  31.7      28.1     62.2      55.0
    Net realized gains                      1.3       8.3      1.8      13.7
  Other operations
    Net sales                              37.1      48.0     75.1     100.9
    Interest and dividend income            8.5      13.6     15.6      27.5
    Loss on sale of General
      Cable Corporation notes                -         -     (75.8)       -
    Net realized gains                       -       15.7       .1      15.7
                                          469.9     426.6    827.7     796.8
Expenses
  Insurance operations
    Losses                                236.9     177.9    434.5     335.6
    Loss adjustment expenses               37.3      32.9     73.6      62.4
    Commissions and other insurance
      expenses                             88.8      70.9    169.8     131.5
    Policyholder dividends                 18.9      23.9     51.9      41.0
  Other operations
    Cost of sales                          17.4      25.0     35.8      46.5
    Operating expenses                     20.3      24.2     39.0      53.4
    Corporate and administrative expenses   5.0       4.9     10.2       9.5
    Interest and debt expense              13.2      17.1     26.8      34.4
    Realized loss on sale of subsidiaries    -         -        -        1.7
    Other expense (income), net             3.5       4.1      4.5       8.5
                                          441.3     380.9    846.1     724.5
Income (loss) from continuing operations
  before income taxes                      28.6      45.7    (18.4)     72.3
Income tax (expense) benefit              (12.0)     29.3    (20.9)     33.8

Income (loss) from continuing operations   16.6      75.0    (39.3)    106.1
Discontinued operations:
    Income from discontinued operations      -         -        -        2.8
    Loss on disposal                       (1.4)       -      (1.4)       -
Net income (loss)                      $   15.2  $   75.0  $ (40.7)  $ 108.9

Primary earnings(loss) per share data:
    Continuing operations              $    .35  $   1.60  $  (.81)  $  2.27
    Discontinued operations                (.03)       -      (.03)      .06
                                       $    .32  $   1.60  $  (.84)  $  2.33

Weighted average number of common
    shares                                 48.1      46.8     48.2      46.7

Fully diluted earnings (loss) per share data:
    Continuing operations              $    .35  $   1.55  $  (.81)  $  2.21
    Discontinued operations                (.03)       -      (.03)      .06
                                       $    .32  $   1.55  $  (.84)  $  2.27

Weighted average number of common
    shares                                 48.1      48.4     48.2      48.0

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

       AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
                                 BALANCE SHEET
                                 (In Millions)

                                                       June 30, December 31,
                                                         1994        1993
Assets

Investments held by insurance operations
    Fixed maturity securities
         Held for investment-stated at amortized
           cost (market $1,205.2 and $1,173.0)        $1,240.8     $1,113.0
         Available for sale-stated at market
           (cost $425.5 and $408.7)                      414.9        432.8
    Short-term investments                                34.9         56.9
                                                       1,690.6      1,602.7
Parent Company investments

    Fixed maturity securities
         Held for investment-stated at amortized
           cost (market $278.5 and $251.7)               282.3        248.9
    Short-term investments                               597.3        387.9
    General Cable Corporation notes                         -         286.8
    Equity in affiliates                                  10.7         20.1
                                                         890.3        943.7

Cash                                                      41.0         32.4
Accrued investment income                                 41.0         43.4
Agents' balances and premiums receivable                 342.7        289.9
Reinsurance receivable                                    48.6         47.6
Other receivables                                         39.3         51.4
Deferred policy acquisition costs                         87.8         77.4
Property, plant and equipment                             64.7         95.2
Cost in excess of net assets acquired                    400.2        406.8
Deferred tax asset                                       286.1        295.8
Net assets of discontinued operations                     10.0          9.8
Other assets                                             126.5        153.5
    Total                                             $4,068.8     $4,049.6


Liabilities And Common Shareholders' Equity

Unpaid losses and loss adjustment expenses            $1,032.9     $  961.4
Policyholder dividends                                   119.4        111.8
Unearned premiums                                        418.6        352.3
Debt                                                     503.5        523.2
Minority interests in subsidiaries                         4.2         15.1
Accounts payable and other liabilities                   359.3        363.5
  Total liabilities                                    2,437.9      2,327.3

Common Stock                                              47.6         47.4
Capital surplus                                          745.7        746.2
Retained earnings (from October 25, 1978)                848.5        912.3
Net unrealized gains (losses) on investments             (10.9)        16.4
  Total common shareholders' equity                    1,630.9      1,722.3
    Total                                             $4,068.8     $4,049.6

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

       AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENT OF CASH FLOWS
                                 (In Millions)

                                                          Six Months Ended
                                                             June 30,
                                                         1994      1993
Cash flows of operating activities:
  Income (loss) from continuing operations            $  (39.3) $  106.1
  Adjustments to reconcile income from continuing
    operations to net cash provided by continuing
    activities
         Deferred Federal income tax                      18.5     (35.7)
    Depreciation, depletion and amortization              14.5      16.3
         Net (gain) loss on disposals of businesses, investments
        and property, plant and equipment                 70.9     (28.5)
    Changes in assets and liabilities, excluding effects of
      acquisitions and divestitures of businesses
         Increase in receivables                         (47.0)    (68.5)
         Increase in other assets                         (5.5)    (21.0)
         Increase (decrease) in accounts payable and
           other liabilities                             (11.5)      7.3
         Increase in unpaid losses and loss
           adjustment expenses                            69.2      52.1
         Increase in policyholder dividends                7.6       9.6
         Increase in unearned premiums                    60.6      64.3
    Litigation settlement                                   -       15.6
    Other, net                                             (.2)      (.2)
              Net cash flows of operating activities     137.8     117.4
Cash flows of investing activities:
  Purchases of available for sale investments             (52.6)   (67.4)
  Maturities and sales of available for sale investments   36.9    107.3
  Purchases of held for investment securities           (236.7)   (290.8)
  Maturities and sales of held for investment securities  105.1    250.7
  Net increase in temporary investments                  (111.6)   (66.2)
  Proceeds from sale of businesses                         33.4       -
  Proceeds from sale of General Cable Corporation notes   146.9       -
  Acquisitions of businesses, net of cash acquired          -      (41.7)
  Capital expenditures                                   (14.3)     (7.0)
  Other, net                                               (.5)      (.1)
              Net cash flows of investing activities     (93.4)   (115.2)
Cash flows of financing activities:
  Repayment of debt                                      (17.1)     (1.6)
  Common Stock dividends                                 (20.3)    (19.0)
  Exercise of stock options and conversion of
    Career Shares                                         13.9      12.3
  Purchases of Company Common Stock                      (16.3)     (1.1)
  Other, net                                               4.0        .1
              Net cash flows of financing activities     (35.8)     (9.3)

Net cash flows from continuing operations                  8.6      (7.1)
Net cash from discontinued operations                       -        6.7

Increase (decrease) in cash                                8.6       (.4)
Cash - beginning of year                                  32.4      36.2
Cash - end of period                                  $   41.0  $   35.8

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

          AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED
                              SUBSIDIARIES
                     NOTES TO FINANCIAL STATEMENTS


  1.   ACCOUNTING POLICIES AND BASIS OF PRESENTATION

      Effective March 25, 1994, the Company changed its corporate name from The Penn Central Corporation to American Premier Underwriters, Inc. in order to better reflect its new identity as a property and casualty insurance specialist.
      In the opinion of management, the accompanying unaudited financial statements of American Premier Underwriters, Inc. and Consolidated Subsidiaries (the "Company") include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's results of operations, financial position and cash flows. As permitted by the rules and regulations of the Securities and Exchange Commission ("SEC"), the financial statements do not include all of the accounting information normally included with financial statements prepared in accordance with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Results for the three months and six months ended June 30, 1994 are not necessarily indicative of the results for any other interim period or for the year as a whole. Certain amounts for the three months and six months ended June 30, 1993 have been reclassified to conform to the current presentation.

 Accounting for Certain Investments in Debt and Equity Securities
      Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The adoption of SFAS No. 115 did not have a material effect on the Company's financial position or results of operations.


  2.   ACQUISITIONS AND DIVESTITURES

      On June 9, 1994, as part of an agreement for the purchase of all of the outstanding shares of General Cable Corporation ("General Cable") by Wassall PLC ("Wassall"), the Company received proceeds of $169.8 million and $6.9 million, respectively, for the $253.5 million principal amount of General Cable subordinated notes (the "Notes") and the 1.15 million shares of General Cable common stock owned by the Company. Also as part of the agreement, the Company assumed responsibility for certain actual and potential environmental and other liabilities principally associated with General Cable's recent sales of Marathon LeTourneau Company and Indiana Steel and Wire Company, in consideration of a payment from Wassall of $27.4 million, less $8.2 million of payments made by General Cable for such liabilities from January 1, 1994 through the closing date (the "Indemnity Payment"). For further information regarding such liabilities, see Note 9. At the closing of the transaction, the Company received cash for its General Cable shares and short-term notes of Wassall (the "Wassall Notes") for the General Cable Notes and the Indemnity Payment. As of June 30, 1994, the Company had received $146.9 million in cash as partial payment on the Wassall Notes. The remaining balance on the Wassall Notes plus accrued interest of $49.2 million in the aggregate was received in cash on July 1, 1994. Accordingly, at June 30, 1994, the unpaid balance of the Wassall Notes was classified as Parent Company short-term investments. Immediately prior to the sale of General Cable to Wassall, American Financial Corporation ("AFC"), which owned 40.5% of the Company's common stock, also owned 45.6% of the outstanding common stock of General Cable. The Chairman of the Board and Chief Executive Officer of the Company was the Chairman of the Board of General Cable. The transaction was approved by the Company's Board of Directors based on the recommendation of a special committee of the Company's independent directors. In making its recommendation, the special committee relied on an opinion from Donaldson, Lufkin & Jenrette Securities Corp. that the aggregate consideration to be received by the Company in the transaction is fair to the Company from a financial point of view. The Company recorded a pre-tax loss of approximately $75.8 million in the first quarter of 1994 for the anticipated disposition of the Notes and General Cable stock, and the Company did not accrue interest income on the Notes during the six months ended June 30, 1994.
      On February 14, 1994, General Cable delivered to the Company cash and promissory notes issued by a subsidiary of Rowan Companies, Inc. ("Rowan") totalling $52.1 million as a partial payment of the General Cable Notes. The cash portion of the payment was $10.4 million. The Rowan notes, which are guaranteed by Rowan, have a face value of $41.7 million, an interest rate of 7 percent and are due in 1999. Quarterly interest payments are payable in cash beginning March 31, 1994. The receipt of the cash and Rowan notes resulted from the sale by General Cable of its Marathon LeTourneau unit to Rowan. As a result of these receipts, the Company credited General Cable with $48.1 million of principal and interest payments on the General Cable Notes. The non-cash portion of this transaction is not included in the statement of cash flows.
      The intended divestitures of businesses announced in December 1992 included five small diversified industrial companies, two of which were sold during 1993. Two of such companies were sold during the first six months of 1994 for aggregate proceeds of $22.9 million resulting in a pre-tax gain of $3.2 million. The results for the three and six month periods ended June 30, 1994 include sales of $15.0 million and $32.2 million, respectively, and pre-tax losses of $3.3 million and $6.5 million, respectively, from the operations sold during 1994 and the remaining operation to be sold. At June 30, 1994, the aggregate book value of the business remaining to be sold was $18.3 million.
      On June 2, 1994, the Company sold its 53.5 percent interest in operations which provide onshore oil and gas contract drilling and well workover services for $14.5 million in cash. No gain or loss was recognized on the transaction.


  3.   INSURANCE OPERATIONS

 Investments of Insurance Operations
      Amortized cost, gross unrealized gains and losses and market values of the insurance operations' investments in fixed maturity securities are presented in the table below.
      At June 30, 1994, the insurance operations' investments included unrated or less than investment grade corporate securities with a carrying value of $124.6 million (market value $120.0 million). Investments of insurance operations include a net receivable for securities sold but not settled of $.2 million at June 30, 1994.
 - 5 -

                                          Gross           Gross
                              Amortized Unrealized     Unrealized    Market
    June 30, 1994                Cost      Gains          Losses      Value
                                    (In Millions)
Held for investment
  Corporate securities         $  936.6  $  10.5        $ 36.4    $  910.7
  Public utilities                213.6      1.5          10.5       204.6
  Mortgage-backed securities       82.3       .6           2.1        80.8
  State and local obligations       8.3       .8            -          9.1
    Total held for investment   1,240.8     13.4          49.0     1,205.2

Available for sale
  Corporate securities            251.3      3.9          10.0       245.2
  Public utilities                 21.8       .2           1.1        20.9
  Mortgage-backed securities       58.0      1.1           1.5        57.6
  U.S. government securities       62.1       .9           1.9        61.1
  State and local obligations       4.6       -             -          4.6
  Foreign securities               27.5       -            2.2        25.3
    Total available for sale      425.3      6.1          16.7       414.7

    Total fixed maturity
      securities               $1,666.1  $  19.5        $ 65.7    $1,620.1

      At June 30, 1994, the carrying value of short-term investments, principally U.S. Treasury securities and commercial paper, approximates market value.


 Investment Income of Insurance Operations
 Investment income consists of the following:

                                            (In Millions)
                               Three Months Ended  Six Months Ended
                                    June 30,            June 30,
                                1994      1993      1994       1993
 Income from fixed maturity
        securities             $ 32.7    $ 28.7    $ 63.9    $ 55.9
 Income from equity securities     -         .3        -         .5
 Gross investment income         32.7      29.0      63.9      56.4
 Investment expenses             (1.0)      (.9)     (1.7)     (1.4)
 Net investment income         $ 31.7    $ 28.1    $ 62.2    $ 55.0

 Income from fixed maturity securities includes income from short-term investments.

 Realized gains (losses) consist of the following:

                                       (In Millions)
                                Three Months Ended  Six Months Ended
                                      June 30,            June 30,
                                   1994      1993      1994      1993
 Gross realized gains on:
     Fixed maturity securities   $  1.9    $  5.6    $ 2.7     $11.1
     Equity securities               -        2.8       -        2.8

 Gross realized losses on:
   Fixed maturity securities        (.6)      (.1)     (.9)      (.2)
        Equity securities            -         -        -         -
 Net realized gains              $  1.3    $  8.3    $ 1.8     $13.7

 For the three months and six months ended June 30, 1994, proceeds from sales of fixed maturity securities, excluding proceeds from sales at or near maturity, totalled $29.7 million and $39.7 million, respectively, of which $23.8 million and $28.1 million, respectively, were from securities classified as available for sale and $5.9 million and $11.6 million, respectively, were from securities classified as held for investment. All of the held for investment securities were sold as a result of deterioration in the issuers' credit rating. The gross realized gains (losses) attributable to these sales were:

                             Fixed Maturity Securities
                     Three Months Ended         Six Months Ended
                       June 30, 1994              June 30, 1994
                     Available  Held For      Available   Held for
                     for  Sale  Investment    for Sale    Investment
Gross realized gains   $ .7         $ 1.1       $  .8    $ 1.3
Gross realized losses   (.6)           -          (.7)     (.1)
Net realized gains     $ .1         $ 1.1       $  .1    $ 1.2

 Proceeds from sales of investments in fixed maturity securities for the six months ended June 30, 1993, excluding proceeds from sales at or near maturity, totaled $105.7 million.

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

                                        (In Millions)
                          Three Months Ended       Six Months Ended
                                June 30,                 June 30,
                            1994       1993           1994       1993
Reinsurance ceded:
   Premiums written       $  5.2    $   2.5        $   9.9   $    4.3
   Premiums earned           5.8        2.1            9.5        3.8
   Incurred losses and loss
      adjustment expenses    5.8        (.3)           7.5       (1.1)
Reinsurance assumed:
   Premiums written         54.0       37.5          104.9       76.1
   Premiums earned          47.1       31.1           87.7       57.0


     Substantially all of the premiums written in the workers' compensation insurance operations during 1994 and 1993 were from policies eligible for policyholder dividend consideration.

 4.   PARENT COMPANY INVESTMENTS

 Amortized cost, gross unrealized gains and losses and market values of the Parent Company investments in fixed maturity securities held for investment are presented in the table below.
 At June 30, 1994 the carrying value of unrated or less than investment grade corporate securities, other than the Rowan notes, totalled $17.6 million, substantially all of which did not have readily available market values.

                                             Gross        Gross
                            Amortized      Unrealized   Unrealized      Market
     June 30, 1994            Cost          Gains        Losses        Value

                                   (In Millions)
Corporate securities       $  193.4      $   1.0        $   4.0     $ 190.4
Public utilities               19.9           -              .5        19.4
U.S. government securities     41.8           -              .3        41.5
Mortgage-backed securities       .7           -              -           .7
Other debt securities          26.5           -              -         26.5

    Total fixed maturity
      securities           $  282.3      $   1.0        $   4.8     $ 278.5

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


   6.  CHANGES IN COMMON SHAREHOLDERS' EQUITY

                                                           Unrealized
                                                               Gains
                         Common Stock    Capital  Retained (Losses) On
(Dollars in Millions)  Shares   Amount   Surplus Earnings Investments  Total
Balance,
  December 31, 1993   47,446,094  $ 47.4  $746.2   $912.3   $16.4     $1,722.3
Net income (loss)                     -       -     (40.7)     -         (40.7)
Dividends declared on
  Common Stock                        -      -      (20.9)     -         (20.9)
Purchases of Company
  Common Stock          (590,225)    (.6)  (15.7)      -       -         (16.3)
Exercise of stock options 687,591     .7    13.4       -       -          14.1
Issuance of Common Stock
  under ESPP               10,939     -       .3       -       -            .3
Change in net unrealized gains
  (losses) on investments             -       -        -    (27.3)       (27.3)
Adjustment to distribution
  of equity to shareholders
  from spin-off of General
  Cable Corporation                   -      -      (2.2)      -          (2.2)
Other, net                            .1    1.5       -        -           1.6
Balance, June 30, 1994 47,554,399 $ 47.6 $745.7   $848.5   $(10.9)    $1,630.9

  During the second quarter of 1994, the Company settled a dispute with former employees of a business that was acquired in 1990 and subsequently included in the spin-off of General Cable to shareholders in July 1992.


  7.     EARNINGS PER SHARE

    Primary and fully diluted earnings per share for the three and six month periods ended June 30, 1994 are calculated on the basis of the weighted average number of shares of common stock outstanding during the period and the dilutive effect of assumed conversion of common stock equivalents (stock options and career shares). For the three months and six months ended June 30, 1993, primary earnings per share is based on the weighted average shares outstanding during the period. For these same periods, fully diluted earnings per share is based on the weighted average shares outstanding during the period and the dilutive effect of the assumed exercise of outstanding stock options and conversion of outstanding career shares, using the treasury stock method, assuming the proceeds from such issuance would be used to repurchase common stock at the market price at the close of the period.

  8.     INCOME TAXES

    The Company's substantial tax loss carryforwards and temporary differences give rise to deferred tax assets. Based on an analysis of the likelihood of realizing the Company's gross deferred tax asset (taking into consideration applicable statutory carryforward periods), the Company has determined that the recognition criteria set forth in SFAS No. 109, "Accounting For Income Taxes", are not met for the entire gross deferred tax asset and, accordingly, the gross deferred tax asset is reduced by a valuation allowance. The analysis of the likelihood of realizing the gross deferred tax asset is reviewed and updated periodically. Any required adjustments to the valuation allowance are made in the period in which the developments on which they are based become known. Results for the three and six months ended June 30, 1993 include tax benefits of $45 million and $60 million, respectively, attributable to such adjustments.

    Components of the provision for income tax benefit (expense) were as follows:

                                        (In Millions)
                             Three Months Ended  Six Months Ended
                                  June 30,            June 30,
                              1994      1993      1994      1993
    Current
      Federal                $  (.6)   $  (.8)   $ (1.3)   $ (1.4)
      Foreign, state & local    (.8)      (.3)     (1.1)      (.5)
        Total current          (1.4)     (1.1)     (2.4)     (1.9)
    Deferred
      Federal                 (10.6)     30.4     (18.5)     35.7
      Foreign, state & local     -         -         -         -
        Total deferred        (10.6)     30.4     (18.5)     35.7
    Total                    $(12.0)   $ 29.3    $(20.9)   $ 33.8

    Consolidated income tax benefit (expense) differs from the amount computed using the United States statutory income tax rate for the reasons set forth in the following table:

                                        (In Millions)
                             Three Months Ended  Six Months Ended
                                  June 30,            June 30,
                              1994      1993      1994      1993
    Income (loss) before income
      taxes                  $ 28.6    $ 45.7    $(18.4)   $ 72.3
    Expected tax benefit (expense)
      at U.S. statutory income
      tax rate               $(10.1)   $(15.6)   $  6.4    $(24.6)
    Amortization of goodwill   (1.1)      (.8)     (2.0)     (1.7)
    Revision to valuation
      allowance                  -       45.0        -       60.0
    Loss disallowance           4.6        -      (20.0)       -
    Other, net                 (5.4)       .7      (5.3)       .1
    Consolidated income tax
      benefit (expense)      $(12.0)   $ 29.3    $(20.9)   $ 33.8

- - 10 -

  9.     COMMITMENTS AND CONTINGENCIES

    On May 26, 1994, USX Corporation ("USX") and its former subsidiary, Bessemer and Lake Erie Railroad Company ("B&LE"), filed actions against the Company, as successor to the railroad business operated by Penn Central Transportation Company ("PCTC") prior to 1976, seeking indemnification and contribution for all or a portion of the approximately $600 million that USX paid on B&LE's behalf in satisfaction of a judgment entered in 1991 against B&LE in certain litigation in federal court that has been upheld on appeal and become final. The Company believes that these actions are without merit. For further information regarding these actions, see "Legal Proceedings" under Item 1 of
 Part II of this Report.
    Claims are pending against the Company for reimbursement of clean-up costs under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for alleged contamination caused by release of polychlorinated biphenyls at the Paoli, Pennsylvania railyard ("Paoli Yard") formerly owned by PCTC. A Record of Decision was issued by the U.S. Environmental Protection Agency on July 21, 1992 presenting a final selected remedial action for the Paoli Yard in accordance with CERCLA having an estimated cost of approximately $28.3 million. In March 1992, the Company filed a lawsuit seeking to enjoin the U.S. Government, Consolidated Rail Corporation ("Conrail") and other parties from prosecuting claims against the Company for such clean-up costs on the grounds that the Paoli Yard environmental claims are barred by: (1) the terms by which the Paoli Yard was transferred by PCTC to Conrail "as is" in 1976 pursuant to the Regional Rail Reorganization Act of 1973 (the "Rail Act"); (2) the 1980 settlement of the Valuation Case proceedings to determine compensation to be paid by the U.S. Government for the railroad properties transferred by PCTC pursuant to the Rail Act; and (3) the U.S. Constitution. In addition, the Company believes that it has other substantial defenses to claims for clean-up costs at the Paoli Yard, including its position that other parties are responsible for substantial percentages of such clean-up costs, and the Company intends to make claims against certain insurance carriers for reimbursement of any clean-up costs that the Company may incur. Claims are also pending seeking to hold the Company responsible for clean-up costs, estimated at approximately $8 million in the aggregate, at two other sites that were transferred to Conrail in 1976. The Company believes that its defenses with respect to the Paoli Yard, including its position that other parties are responsible for substantial portions of the clean-up costs, also apply to these other two sites. The Company has not established any accrual for potential liability for clean-up costs at the Paoli Yard or the other two sites.
    There are certain other claims involving the Company,
 relating to the generation, disposal or release into the environment of allegedly hazardous substances and personal injury claims, that allege or involve amounts that are potentially substantial in the aggregate. The Company has established loss accruals in its financial statements that it believes are adequate to cover its anticipated liability for such claims.
    The USX and Paoli Yard litigations and the preponderance of the other claims arose out of railroad operations disposed of by PCTC prior to its 1978 reorganization and, accordingly, any ultimate liability resulting therefrom in excess of previously established loss accruals would be attributable to such pre-reorganization events and circumstances. In accordance with the Company's reorganization accounting policy, any such ultimate liability will reduce the Company's capital surplus and shareholders' equity, but will not be charged to income.

    In an environmental matter arising out of the Company's post-reorganization operations, the Company's potential exposure could exceed its related loss accruals by $1 million to $4 million, which range depends upon the method of remediation, if any, required. The Company believes that the relevant regulatory authority will permit such remediation to be deferred until there is a change in the use of the facility, which the Company believes is unlikely to occur.
    In connection with the Company's sale on June 9, 1994 of its General Cable Notes and common stock as described in Note 2, the Company assumed responsibility for certain actual and potential environmental and other liabilities principally associated with General Cable's recent sales of Marathon LeTourneau Company and Indiana Steel and Wire Company, in consideration of the payment to the Company of an Indemnity Payment of $19.2 million. The Company has established a loss accrual in that amount in its financial statements. Although it is difficult to estimate future environmental remediation costs accurately, the Company believes that the Indemnity Payment will provide sufficient funds to permit the Company to discharge such liabilities as they become payable over time.
    In management's opinion, the outcome of the foregoing matters will not, individually or in the aggregate, have a material adverse effect on the financial condition or results of operations of the Company. In making this assessment, management has taken into account previously established loss accruals in its financial statements and probable recoveries from insurance carriers and other third parties.

  10.    STATEMENT OF CASH FLOWS

    During the six month periods ended June 30, 1994 and 1993, state and other income taxes paid were $4.4 million and $3.6 million, respectively. For the same periods, interest paid was $26.8 million and $34.1 million, respectively.
    On June 30, 1993, General Cable elected to pay 100 percent, or $19.1 million, of the interest due on that date on its subordinated note (the "General Cable Note") with an additional
 9.98 percent subordinated note ("Interest Note") in lieu of cash. This non-cash transaction, which increased the Parent Company's investments and decreased accrued interest receivable, was not included in the statement of cash flows.
    On July 2, 1993, General Cable repaid the $36.9 million Short-Term Note which was issued to the Company in connection with the General Cable spin-off, with accrued interest of $2.3 million. Accordingly, at June 30, 1993, such amounts were reclassified to Parent Company short-term investments from Other assets and Accrued investment income. This reclassification was accounted for as a non-cash transaction in the 1993 second quarter and is not included in the statement of cash flows.

 Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


    The following discussion and analysis is provided to assist the reader in understanding the Company's financial condition as of June 30, 1994 and December 31, 1993 and its results of operations for the three months and six months ended June 30, 1994 and 1993. Amounts presented in the discussion and analysis relate only to continuing operations unless otherwise indicated.

 LIQUIDITY AND CAPITAL RESOURCES
                                         (Dollars in millions,
                                       except per share amounts)
                                        June 30,    December 31,
                                           1994         1993
 Cash, Parent Company short-term investments
   and Parent Company fixed maturity
   securities                             $  920.6     $  669.2
 Deduct items not readily available for
   corporate purposes:
     Cash held by the insurance operations   (39.5)       (23.2)
     Securities held in bank escrow
      accounts                               (22.0)       (20.2)
     Private placement notes                 (26.5)       (14.6)
 Cash, temporary investments and marketable
   securities                             $  832.6     $  611.2
 Total debt as a percentage of total
   capital                                      23%          23%

 Book value per share of Common Stock     $  34.30     $  36.30

    The Company's Federal income tax loss carryforward is available to offset taxable income and, as a result, the Company's requirement to pay current Federal income tax is substantially eliminated. The $221.4 million increase during the six months ended June 30, 1994 in the cash, temporary investments and marketable securities included in the preceding table was principally attributable to proceeds from the Company's sale of its General Cable Notes and common stock and proceeds from the divestiture of three of the Company's non-insurance businesses.
    At June 30, 1994, the Company's total debt to total capital ratio of 23 percent was unchanged from year-end 1993. Total capital as defined for this ratio consists of debt, minority interests in subsidiaries and common shareholders' equity.

 Net Cash Provided by Operating Activities

    During the six months ended June 30, 1994, cash provided by continuing operating activities was $137.8 million, an increase of $20.4 million as compared with the same period in 1993. This increase resulted primarily from an increase in the insurance operations' operating cash flow at the non-standard private passenger automobile insurance companies (the "NSA Group") and, to a lesser extent, the workers' compensation insurance operations ("Republic Indemnity") primarily due to continued growth in written premiums. Also contributing to the favorable comparison are payments made during the first quarter of 1993 on assumed losses on a reinsurance contract that was terminated at the end of 1993, lower interest payments due to debt reductions in 1993 and higher interest receipts on the Parent Company investment portfolio. These favorable variances were partially offset by lower operating cash flow from the Company's non-insurance operations. Also, during the second quarter of 1993, the Company received net proceeds of $15.6 million resulting from the settlement of certain litigation relating to a previously owned subsidiary which was included in the General Cable spin-off. Management expects that the Company's operating cash flow and financial resources will continue to be adequate to meet its operating needs in the short-term and long-term (i.e. more than twelve months) future. Cash flow of the Company may be influenced by a variety of factors, including changes in the property and casualty insurance industry, the insurance regulatory environment and general economic conditions.
    During the six months ended June 30, 1994, the insurance operations generated $169.4 million of operating cash flow, 78 percent of which was retained by the insurance companies to purchase investments, principally marketable debt securities.
 The remainder of the cash provided by the insurance operations was paid to the Parent Company primarily through intercorporate tax allocation payments. During the same period in 1993, the insurance operations generated $142.5 million of operating cash flow, 74 percent of which was retained by the insurance companies to purchase investments and for the acquisition of Leader National Insurance Company ("Leader"), with the remainder of the cash being paid to the Parent Company under intercorporate tax allocation agreements.
    The Company's insurance operations are subject to state regulations which limit, by reference to specified measures of statutory operating results and policyholders' surplus, the dividends that can be paid to the Parent Company without prior regulatory approval. Under these restrictions, the maximum amount of dividends which can be paid to the Parent Company during 1994 by these subsidiaries is $96.5 million.

 Investing and Financing Activities

    During the six months ended June 30, 1994, net purchases of investments for the Parent Company investment portfolio totalled $148.8 million. The Company also used $16.2 million to redeem all of its outstanding 9 1/2 percent subordinated debentures, $16.3 million for purchases of shares of Company Common Stock and $20.3 million for the payment of Common Stock dividends. During this same period, the Company received $146.9 million as partial consideration from the previously announced sale of its General Cable Notes and stock to Wassall. The remaining cash consideration of approximately $49.2 million, including the cash consideration for the Indemnity Payment, was received by the Company on July 1, 1994. For a description of this transaction, see Note 2 of Notes to Financial Statements. In addition, the Company received $34.9 million from the sale of three of its non-insurance businesses. The Company's insurance operations made net purchases of investments of $110.1 million during the first six months of 1994.
    During the same 1993 period, the sale of the Parent
 Company's limited partnership units of Buckeye Partners L.P.("Buckeye Units") and maturities of the Parent Company investment portfolio (net of purchases of investments) provided $10.6 million of cash and the Company received $12.3 million from the issuance of shares of Company Common Stock pursuant to the exercise of stock options. During this same period, the Company used $38.0 million in cash to acquire Leader, which was partially funded by a $15 million capital contribution from the Parent Company to the insurance operations, $19.0 million for the payment of Common Stock dividends and $3.7 million for the purchase of an investment in an insurance company located in the United Kingdom. During the first six months of 1993, the Company's insurance operations made net purchases of investments of $77.0 million.

    At June 30, 1994, the Parent Company investment portfolio held unrated or less than investment grade corporate debt securities, excluding the Rowan notes, with carrying values of $17.6 million. At that date, the Company's insurance operations held $124.6 million of such unrated or less than investment grade debt securities and preferred stocks. The Company continues to limit its investment in unrated or less than investment grade securities of any one issuer and regularly monitors the condition of the issuers and their industries. At June 30, 1994, the largest investment of the Company and its insurance operations in such securities of any one issuer, excluding the Rowan notes, totaled $10.5 million.
    During the six months ended June 30, 1994, the Company's continuing operations did not have large capital spending requirements. The Company presently has no plans or commitments for material capital expenditures.


 RESULTS OF OPERATIONS

 Analysis of Continuing Operations

    The Company reported income from continuing operations for the 1994 second quarter of $16.6 million, or $.35 per share, and a loss from continuing operations for the six months ended June 30, 1994 of $39.3 million, or $.81 per share. For the six months ended June 30, 1994, income from continuing operations includes a net realized capital loss of $73.5 million, or $1.52 per share, principally from the disposal of the General Cable Notes which were previously owned by the Company and tax adjustments related primarily to the disposal of certain subsidiaries. The Company's 1994 earnings do not include any accrued interest income on the General Cable Notes. Income from continuing operations for the three and six months ended June 30, 1994, excluding net realized capital gains and losses and the above-mentioned tax adjustments, was $16.7 million, or $.35 per share, and $34.2 million, or $.71 per share, respectively.
    Income from continuing operations for the 1993 second quarter was $75.0 million, or $1.60 per share ($1.55 per share assuming full dilution). Income from continuing operations for the six months ended June 30, 1993 was $106.1 million, or $2.27 per share ($2.21 per share assuming full dilution). Results for the three and six month periods ended June 30, 1993 include net realized capital gains from sales of investments and subsidiaries of $15.8 million and $18.1 million, respectively, and tax benefits of $45.0 million and $60.0 million, respectively, attributable to increases in the estimated realizable value of the Company's net deferred tax asset. Net realized gains for the 1993 periods include a pre-tax gain of $18.5 million from the sale of all of the Company's Buckeye Units. Excluding realized capital gains and the deferred tax benefits, income from continuing operations for the three and six months ended June 30, 1993 was $14.2 million, or $.29 per share (assuming full dilution), and $28.0 million, or $.58 per share (assuming full dilution), respectively. In addition, in the 1993 first and second quarters, the Company recognized approximately $6.4 million of interest in each quarter on the General Cable Notes.

    Revenues in the Insurance segment of $424.3 million and $812.7 million for the three and six month periods ended June 30, 1994, respectively, increased as compared with revenues of $349.3 million and $652.7 million for the same periods in 1993. The increases were primarily due to an increase in earned premiums at the NSA Group and, to a lesser extent, at Republic Indemnity. During the same periods, investment income before realized gains and losses on sales of investments in the insurance operations' portfolio also increased due to higher average investment balances, partially offset by a decrease in the average yield. Operating income for the three and six months ended June 30, 1994 was $42.4 million and $82.9 million, respectively, as compared with $43.7 million and $82.2 million for the same periods in 1993. The decrease in operating income for the second quarter of 1994 is primarily due to lower net realized gains, partially offset by higher investment income and underwriting profit. For the first six months of 1994, the increase in operating income resulted from higher investment income and an increase in underwriting profit, partially offset by lower net realized gains. Net realized gains from sales of investment securities in the insurance operations' portfolio totaled $1.3 million and $1.8 million for the second quarter and first six months of 1994, respectively, compared with $8.3 million and $13.7 million for the same periods in 1993. The combined ratio for the Insurance segment was 96.8 percent and
 96.7 percent, respectively, for the three and six months ended June 30, 1994, respectively, as compared with 96.5 percent and
 96.6 percent for the same periods in 1993.

    The following table presents certain information with respect to the NSA Group's insurance operations.

                                         (Dollars in Millions)
                                  Three Months Ended   Six Months Ended
                                       June 30,            June 30,
                                     1994    1993         1994     1993
Net Written Premiums               $289.1  $208.5      $ 564.4   $409.7

Net Earned Premiums                $265.7  $189.9      $ 511.2   $357.2

Loss and Loss Adjustment
  Expense ("LAE")                   200.5   135.1        380.8    255.1
Underwriting Expenses                63.0    49.5        121.9     91.3
Underwriting Profit                $  2.2  $  5.3      $   8.5   $ 10.8

GAAP Ratios:
     Loss and LAE Ratio              75.5%   71.1%        74.5%   71.4%
     Underwriting Expense Ratio      23.7    26.1         23.8     25.6
     Combined Ratio                  99.2%   97.2%        98.3%    97.0%


- - 16 -

     The growth in net written premiums of approximately 38 percent for the first six months of 1994 as compared to the 1993 period was principally due to increased market penetration in the NSA Group's existing states. The decline in underwriting profit for the second quarter and first half of 1994 was caused by several factors, including losses resulting from hailstorm damage in Texas as well as rate levels in several markets which have not been adequate to maintain profitable underwriting results. These factors were partially offset by underwriting profit from the Company's start-up non-standard automobile insurance company in the United Kingdom which began operations in the second quarter of 1993 as well as improved underwriting margins in several of the Company's markets, where the book of business has matured and a greater portion of written premium is derived from renewal policies. The expense ratio for the 1994 periods has declined as growth in earned premiums continues to outpace associated expenses.
     Certain rate increases have been effected in several states during 1994. As a result of these increases and competitive pressures in the non-standard automobile insurance industry, the rate of written and earned premium growth during the first six months of 1994 may not be sustained for the remainder of 1994 and into the future.
     The following table presents certain information with respect to Republic Indemnity's insurance operations.

                                     (Dollars in Millions)
                             Three Months Ended   Six Months Ended
                                   June 30,            June 30,
                                1994    1993         1994     1993
Net Written Premiums          $123.4  $119.2      $ 243.4   $231.6

Net Earned Premiums           $125.0  $120.3      $ 236.4   $221.3

Loss and Loss Adjustment
  Expense ("LAE")               73.3    72.9        126.6    137.3
Underwriting Expenses           22.7    17.8         41.9     33.6
Policyholder Dividends          18.9    23.9         51.9     41.0
Underwriting Profit           $ 10.1  $  5.7      $  16.0   $  9.4

GAAP Ratios:
   Loss and LAE Ratio           58.6%   60.6%        53.6%    62.0%
   Underwriting Expense Ratio   18.2    14.8         17.7     15.2
   Policyholder Dividend Ratio  15.1    19.9         21.9     18.6
   Combined Ratio               91.9%   95.3%        93.2%    95.8%

     Republic Indemnity has continued to experience growth in earned and net written premiums due to its favorable competitive position in the industry. However, the rate of such growth has declined relative to the 1993 periods partly due to mandatory premium rate reductions of 7 percent on in-force policies and
 12.7 percent on new and renewal policies which took effect July 16, 1993 and January 1, 1994, respectively. Because the January 1, 1994 rate reduction is applicable only to new and renewal policies entered into on and after January 1, 1994, only a pro rata impact of this reduction is reflected in the 1994 results to date. Furthermore, competitive pressure in the California workers' compensation insurance market has increased and there can be no assurance that increases in written and earned premiums will continue in 1994 or after the repeal of California's minimum premium rate law becomes effective on January 1, 1995.

     For the three and six month periods ended June 30, 1994, the decrease in Republic's loss ratio as compared with the 1993 periods was mainly attributable to favorable loss development relating to prior years' claims activity. During these same periods, the expense ratio has increased mainly due to higher commission expenses coupled with the decline in the earned premium growth rate.

 Interest and Dividend Income

     Interest and dividend income of the Parent Company investments decreased $5.1 million and $11.9 million for the three and six month periods ended June 30, 1994, respectively, as compared with the same period in 1993, due primarily to the exclusion of interest income on the General Cable Notes in 1994 as a result of their sale. For further information, see Note 2 of Notes to Financial Statements. Interest income on the General Cable Notes for the three and six month periods ended June 30, 1993 was $6.4 million and $12.7 million, respectively.

 Interest and Debt Expense

     Interest expense decreased $3.9 million and $7.6 million for the three and six month periods ended June 30, 1994, compared to the same period in 1993, primarily due to the Company's redemption of all $133.3 million principal amount of its 11 percent subordinated debentures during the 1993 third quarter.


 Other expense (income) - net

     Other expense (income) - net consists of the following:

                                         (In Millions)
                              Three Months Ended  Six Months Ended
                                   June 30,            June 30,
                               1994      1993      1994      1993
 Settlement of claims and
   contingencies, net         $   -     $   -     $   -     $  2.2
 Taxes, other than income        1.8       1.6       3.5       3.3
 Minority interests in earnings
   of consolidated subsidiaries  (.1)      (.6)       -       (1.0)
 Other                           1.8       3.1       1.0       4.0
                              $  3.5    $  4.1    $  4.5    $  8.5

 Income Taxes

     For the three and six months ended June 30, 1994, the Company recorded income tax expense of $12.0 million and $20.9 million, respectively, as compared with an income tax benefit of $29.3 million and $33.8 million, respectively, for the same period in 1993. The tax benefit for the three and six month periods in 1993 was attributable to an increase of $45.0 million and $60.0 million, respectively, in the Company's net deferred tax asset due to revisions to the estimated future taxable income during the Company's tax loss carryforward period.

     Management believes that it is more likely than not that the net deferred tax asset at June 30, 1994 will be realized primarily through the generation of taxable income during the loss carryforward period. This belief derives from an analysis of estimated future taxable income based on certain assumptions concerning future events during the loss carryforward period. The estimate of future taxable income used in determining the net deferred tax asset is not necessarily indicative of the Company's future results of operations. As is the case with any estimate of future results, there will be differences between assumed and actual economic and business conditions of future periods. Moreover, the estimate may also be affected by unpredictable future events, including but not necessarily limited to changes in the Company's capital structure and future acquisitions and dispositions. Therefore, the analysis of estimated future taxable income will be reviewed and updated periodically, and any required adjustments, which may increase or decrease the net deferred tax asset, will be made in the period in which the developments on which they are based become known.

 PART II - OTHER INFORMATION


 Item 1.  Legal Proceedings

     On May 26, 1994, USX Corporation ("USX") and its former subsidiary, Bessemer and Lake Erie Railroad Company ("B&LE"), filed actions in the U.S. District Court for the Western District of Pennsylvania in Pittsburgh (the "Federal Action") and in the Ohio state Court of Common Pleas for Cuyahoga County, Ohio (the "Ohio Action") against the Company, as successor to the railroad business operated by Penn Central Transportation Company ("PCTC") prior to 1976. In both the Federal and the State Actions, USX and B&LE seek indemnification and contribution for all or a portion of the approximately $600 million that USX paid on B&LE's behalf in satisfaction of a judgment entered in 1991 against B&LE (the "B&LE Judgment") in certain litigation (the "Iron Ore Litigation") before the U.S. District Court for the Eastern District of Pennsylvania in Philadelphia that has been upheld on appeal and become final. The B&LE Judgment was rendered against B&LE for its participation in an alleged unlawful antitrust conspiracy among certain railroads commencing in the 1950's and continuing through the 1970's to deny competitive rail rates for the transportation of iron ore from certain lower Lake Erie docks to steel producing areas in the Midwest. USX and B&LE allege in the Federal and Ohio Actions that B&LE's liability for the B&LE Judgment was attributable to PCTC's activities in furtherance of the alleged conspiracy.
     The Company believes that the Federal and Ohio Actions are without merit. The Company was originally, like B&LE, a co-defendant in the Iron Ore Litigation. However, all claims against the Company in the Iron Ore Litigation were dismissed in the 1980's based on rulings that PCTC could not be held liable for such claims because (1) any liability based on PCTC's activities prior to October 24, 1978 was discharged by the consummation order in PCTC's bankruptcy reorganization proceedings (the "Bankruptcy Consummation Order") and (2) there was no evidence that PCTC or the Company engaged in any activities in furtherance of the alleged conspiracy during the period following October 24, 1978. The Company believes that, as a matter of law, USX and B&LE cannot avoid the effect of that dismissal by bringing its actions for indemnification and contribution, and that the Federal and Ohio Actions will also be dismissed. In addition, the Company has other substantial defenses which it believes are independent bases for dismissal of the Federal and Ohio actions, including the jury findings in the Iron Ore Litigation that B&LE's participation in the alleged conspiracy was intentional, which the Company believes would bar any claims for indemnification or contribution against the Company.
     The Company will contest the claims of USX and B&LE vigorously. On June 23, 1994, the Company filed a petition in the U.S. District Court for the Eastern District of Pennsylvania, which had issued the Bankruptcy Consummation Order in 1978 and was also the court that presided over the Iron Ore Litigation against B&LE in 1991, for an order directing USX and B&LE to show cause why they should not be directed to dismiss the Federal and Ohio Actions and be held in contempt for violating the Bankruptcy Consummation Order's injunction against the assertion of claims against the Company based on PCTC's pre-consummation conduct. A hearing on this petition was held on July 21, 1994, at which the Federal and Ohio Actions were stayed, by agreement of the parties, pending the Court's decision on the Company's petition.

 Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on May
 12, 1994, and there were two matters voted upon at such meeting:
 (1) election of 11 directors and (2) ratification of the appointment of Deloitte & Touche to audit the Company's 1994 consolidated financial statements.

     With respect to the election of directors, the following named persons received the votes set forth opposite their names for election as directors:

     Name                        For              Withheld

 Hugh F. Culverhouse          37,319,252               619,993
 Theodore H. Emmerich         37,323,972               615,273
 James E. Evans               37,321,448               617,797
 Neil M. Hahl                 37,750,276               188,969
 Richard M. Haverland         37,752,506               186,739
 Thomas M. Hunt               37,318,878               620,367
 Carl H. Lindner              37,282,593               656,652
 Carl H. Lindner III          37,736,616               202,629
 S. Craig Lindner             37,706,343               232,902
 Alfred W. Martinelli         37,746,066               193,179
 Robert W. Olson              37,753,908               185,337

     With respect to ratification of the appointment of Deloitte & Touche to audit the Company's 1994 consolidated financial statements, 37,731,464 shares voted for, 48,805 shares voted against, 88,435 shares abstained and 70,541 shares were broker non-votes, for an aggregate of 37,939,245 shares voted.


 Item 6.  Exhibit and Reports on Form 8-K


 (a) Exhibits:

     None

 (b) Reports on Form 8-K filed during the quarter ended June 30, 1994:

     None

                               SIGNATURE



 Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                  AMERICAN PREMIER UNDERWRITERS, INC.
                             (Registrant)





 Date: August 12, 1994     By          /s/ R. F. Amory
                                           R. F. Amory
                         Vice President and Corporate Controller
                            (Principal Accounting Officer and
                               duly Authorized Signatory)