Form 10-Q
period 1994-09-30
AMERICAN PREMIER UNDERWRITERS INC
filed 1994-11-14
CIK 77098

AMERICAN PREMIER UNDERWRITERS, INC.
                         One East Fourth Street
                         Cincinnati, Ohio  45202
                        Telephone (513) 579-6660
                        Facsimile (513) 579-0110

                             Robert F. Amory
                      Vice President and Controller


                                             November 14, 1994


1934 Act Filing Desk
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

RE:  American Premier Underwriters, Inc.
     Form 10-Q Quarterly Report for the Quarter
     Ended September 30, 1994

Dear Sir or Madam:

     Transmitted for filing on behalf of American Premier
Underwriters, Inc. is Form 10-Q Quarterly Report for the Quarter
Ended September 30, 1994.

     If you have any questions concerning this filing, please telephone the undersigned at the number indicated above.

                                                  Very truly yours,



                                                  Robert F. Amory

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
INCOME STATEMENT
      (In Millions, Except Per Share Amounts)

                                        Three Months Ended  Nine Months Ended
                                            September 30,     September 30,
                                           1994      1993     1994   1993
Revenues:
  Insurance operations
 Premiums earned                        $  412.2   $  337.2  $1,160.9   $ 921.2
      Net investment income                 32.4       29.1      94.6      84.1
      Net realized gains (losses)           (1.0)       .3         .8      14.0
  Other operations
 Net sales                                  22.4       54.0      97.5     154.9
 Interest and dividend income               10.6       13.0      26.2      40.5
 Loss on sale of General
   Cable Corporation securities               -          -      (75.8)       -
 Net realized gains                           -        10.1        .1      25.8
                                           476.6      443.7   1,304.3   1,240.5
Expenses:
  Insurance operations
 Losses                                    250.7      188.6     685.2     524.2
 Loss adjustment expenses                   40.2       32.1     113.8      94.5
 Commissions and other insurance
   expenses                                 91.1       76.7     260.9     208.2
 Policyholder dividends                     15.7       29.2      67.6      70.2
  Other operations
 Cost of sales                              18.1       23.5      53.9      70.0
 Operating expenses                          3.4       28.8      42.4      82.2
 Corporate and administrative expenses       4.6        4.0      14.8      13.5
 Interest and debt expense                  13.1       15.0      39.9      49.4
 Realized loss on sale of subsidiaries        -        10.0        -       11.7
 Other expense (income), net                 4.9         .6       9.4       9.1
                                           441.8      408.5   1,287.9   1,133.0
Income (loss) from continuing
 operations before income taxes             34.8       35.2      16.4     107.5
Income tax (expense) benefit                (9.6)     51.0      (30.5)     84.8

Income (loss) from continuing operations    25.2       86.2     (14.1)    192.3
Discontinued operations:
 Income from discontinued operations          -          -         -        2.8
 Gain (loss) on disposal                      .9       (4.1)      (.5)     (4.1)
Net income (loss)                       $   26.1   $   82.1   $ (14.6)  $ 191.0

Earnings(loss) per share data:
 Continuing operations                  $    .52   $   1.77   $  (.29)  $  4.00
 Discontinued operations                     .02       (.09)     (.01)     (.03)
                                        $    .54   $   1.68   $  (.30)  $  3.97

Weighted average number of common
 shares                                     48.1       48.8      48.2      48.1

              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.
1PAGE

    AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
                              BALANCE SHEET
                              (In Millions)

                                               September 30,   December 31,
Assets:                                                1994           1993
Investments held by insurance operations
 Fixed maturity securities
      Held for investment-stated at amortized
        cost (market $1,228.0 and $1,173.0)    $1,276.8      $1,113.0
      Available for sale-stated at market
        (cost $456.6 and $408.7)                  442.6         432.8
 Short-term investments                            53.9          56.9
                                                1,773.3       1,602.7
Parent Company investments

 Fixed maturity securities
      Held for investment-stated at amortized
        cost (market $295.2 and $251.7)           301.7         248.9
      Available for sale-stated at market
        (cost $275.5 and $ - )                    274.3            -
 Short-term investments                           299.7         387.9
 General Cable Corporation notes                     -          286.8
 Equity in affiliates                              11.1          20.1
                                                  886.8         943.7

Cash                                               32.9          32.4
Accrued investment income                          47.1          43.4
Agents' balances and premiums receivable          355.2         289.9
Reinsurance receivable                             51.5          47.6
Other receivables                                  42.2          51.4
Deferred policy acquisition costs                  88.8          77.4
Property, plant and equipment                      64.8          95.2
Cost in excess of net assets acquired             397.4         406.8
Deferred tax asset                                277.3         295.8
Net assets of discontinued operations                -            9.8
Other assets                                      150.3         153.5
    Total                                      $4,167.6      $4,049.6


Liabilities And Common Shareholders' Equity:

Unpaid losses and loss adjustment expenses     $1,087.1      $  961.4
Policyholder dividends                            120.0         111.8
Unearned premiums                                 432.8         352.3
Debt                                              503.6         523.2
Minority interests in subsidiaries                  4.8          15.1
Accounts payable and other liabilities            394.0         363.5
  Total liabilities                             2,542.3       2,327.3

Common Stock                                       47.6          47.4
Capital surplus                                   729.4         746.2
Retained earnings (from October 25, 1978)         864.1         912.3
Net unrealized gains (losses) on investments      (15.8)         16.4
  Total common shareholders' equity             1,625.3       1,722.3
    Total                                      $4,167.6      $4,049.6

              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.
2PAGE

    AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
                         STATEMENT OF CASH FLOWS
                              (In Millions)

                                                         Nine Months Ended
                                                           September 30,
                                                            1994     1993
Cash flows of operating activities:
  Income (loss) from continuing operations              $(14.1)     $  192.3
  Adjustments to reconcile income from continuing
    operations to net cash provided by continuing
    activities
      Deferred Federal income tax                         26.8         (87.4)
      Depreciation, depletion and amortization            21.3          24.4
      Net (gain) loss on disposals of businesses, investments
        and property, plant and equipment                 71.5         (27.6)
      Changes in assets and liabilities, excluding effects of
   acquisitions and divestitures of businesses
      Increase in receivables                            (69.3)       (100.8)
      Increase in other assets                            (3.3)        (12.4)
      Increase (decrease) in accounts payable and
        other liabilities                                 (2.1)         10.0
      Increase in unpaid losses and loss
        adjustment expenses                              122.8          79.3
      Increase in policyholder dividends                   8.3          28.0
      Increase in unearned premiums                       74.4          92.3
 Litigation settlement                                      -           15.6
 Other, net                                                1.7           9.1
           Net cash flows of operating activities        238.0         222.8

Cash flows of investing activities:
  Purchases of available for sale investments           (375.0)       (105.4)
  Maturities and sales of available for sale investments  68.7         133.7
  Purchases of held for investment securities           (305.5)       (448.0)
  Maturities and sales of held for investment
    securities                                           107.0         314.8
  Net (increase) decrease in temporary investments       122.2         (26.4)
  Proceeds from sale of businesses                        32.9          89.7
  Proceeds from sale of General Cable Corporation
 securities                                              176.7            -
  Acquisitions of businesses, net of cash acquired          -          (41.7)
  Capital expenditures                                   (18.3)        (10.5)
  Other, net                                              (1.4)          (.3)
           Net cash flows of investing activities       (192.7)        (94.1)

Cash flows of financing activities:
  Repayment of debt                                      (17.1)       (135.0)
  Common Stock dividends                                 (30.4)        (28.6)
  Exercise of stock options and conversion of
    Career Shares                                         15.0          21.0
  Purchases of Company Common Stock                      (16.3)         (1.9)
  Other, net                                               4.0            -
           Net cash flows of financing activities        (44.8)       (144.5)

Net cash flows from continuing operations                   .5         (15.8)
Net cash from discontinued operations                        -           8.3

Increase (decrease) in cash                                 .5          (7.5)
Cash - beginning of year                                  32.4          36.2
Cash - end of period                                   $  32.9      $   28.7
              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

    AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS


 1.   ACCOUNTING POLICIES AND BASIS OF PRESENTATION

    Effective March 25, 1994, the Company changed its corporate name from The Penn Central Corporation to American Premier Underwriters, Inc. in order to better reflect its new identity as a property and casualty insurance specialist.
    In the opinion of management, the accompanying unaudited financial statements of American Premier Underwriters, Inc. and Consolidated Subsidiaries (the "Company") include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's results of operations, financial position and cash flows. As permitted by the rules and regulations of the Securities and Exchange Commission ("SEC"), the financial statements do not include all of the accounting information normally included with financial statements prepared in accordance with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Results for the three months and nine months ended September 30, 1994 are not necessarily indicative of the results for any other interim period or for the year as a whole. Certain amounts for the three months and nine months ended September 30, 1993 have been reclassified to conform to the current presentation.

Accounting for Certain Investments in Debt and Equity Securities
    Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The adoption of SFAS No. 115 did not have a material effect on the Company's financial position or results of operations.




 2.   ACQUISITIONS AND DIVESTITURES

    On June 9, 1994, as part of an agreement for the purchase of all of the outstanding shares of General Cable Corporation ("General Cable") by Wassall PLC ("Wassall"), the Company sold to Wassall the $253.5 million principal amount of General Cable subordinated notes (the "Notes") and the 1.15 million shares of General Cable common stock owned by the Company for $169.8 million and $6.9 million, respectively. Also as part of the agreement, the Company assumed responsibility for certain actual and potential environmental and other liabilities principally associated with General Cable's recent sales of Marathon LeTourneau Company and Indiana Steel and Wire Company, in consideration of a payment from Wassall of $19.2 million (the "Indemnity Payment"). For further information regarding such liabilities, see Note 9. Immediately prior to the sale of General Cable to Wassall, American Financial Corporation ("AFC"), which owned 40.5% of the Company's common stock, also owned 45.6% of the outstanding common stock of General

4PAGE

Cable. The Chairman of the Board and Chief Executive Officer of the Company was the Chairman of the Board of General Cable. The transaction was approved by the Company's Board of Directors based on the recommendation of a special committee of the Company's independent directors. In making its recommendation, the special committee relied on an opinion from Donaldson, Lufkin & Jenrette Securities Corp. that the aggregate consideration to be received by the Company in the transaction was fair to the Company from a financial point of view. The Company recorded a pre-tax loss of approximately $75.8 million in the first quarter of 1994 for the anticipated disposition of the Notes and General Cable stock, and the Company did not accrue interest income on the Notes during the nine months ended September 30, 1994.
    On February 14, 1994, General Cable delivered to the Company cash and promissory notes issued by a subsidiary of Rowan Companies, Inc. ("Rowan") totalling $52.1 million as a partial payment of the General Cable Notes. The cash portion of the payment was $10.4 million. The Rowan notes, which are guaranteed by Rowan, have a face value of $41.7 million, an interest rate of 7 percent and are due in 1999. Quarterly interest payments are payable in cash beginning March 31, 1994. The receipt of the cash and Rowan notes resulted from the sale by General Cable of its Marathon LeTourneau unit to Rowan. As a result of these receipts, the Company credited General Cable with $48.1 million of principal and interest payments on the General Cable Notes. The non-cash portion of this transaction is not included in the statement of cash flows.
    The intended divestitures of businesses announced in December 1992 included five small diversified industrial companies, two of which were sold during 1993. Two of such companies were sold during the first nine months of 1994 for aggregate proceeds of $22.9 million resulting in a pre-tax gain of $3.2 million. The results for the three and nine month periods ended September 30, 1994 include sales of $17.5 million and $49.7 million, respectively, and pre-tax losses of $1.3 million and $7.8 million, respectively, from the operations sold during 1994 and the remaining operation to be sold. At September 30, 1994, the aggregate book value of the business remaining to be sold was $20.8 million.
    On June 2, 1994, the Company sold its 53.5 percent interest in operations which provide onshore oil and gas contract drilling and well workover services for $14.5 million in cash. No gain or loss was recognized on the transaction.

3.   INSURANCE OPERATIONS

Investments of Insurance Operations
    Amortized cost, gross unrealized gains and losses and market values of the insurance operations' investments in fixed maturity securities are presented in the table below.
    At September 30, 1994, the insurance operations' investments included unrated or less than investment grade corporate securities with a carrying value of $124.4 million (market value $118.3 million). Investments of insurance operations include a net payable for securities purchased but not settled of $1.9 million at September 30, 1994.

                                              Gross     Gross
                                 Amortized  Unrealized Unrealized  Market
September 30, 1994               Cost         Gains      Losses     Value
                                            (In Millions)
Held for investment
  Corporate securities       $  972.8  $   7.4   $ 42.5    $  937.7
  Public utilities              207.6       .8     12.6       195.8
  Mortgage-backed securities     81.8       .4      2.4        79.8
  State and local obligations     8.2       .7       -          8.9
  Foreign securities              6.4       -        .6         5.8
    Total held for investment 1,276.8      9.3     58.1     1,228.0

Available for sale
  Corporate securities          272.4      3.8     12.2       264.0
  Public utilities               16.8       .1      1.0        15.9
  Mortgage-backed securities     55.8       .5      2.1        54.2
  U.S. government securities     69.2       .5      2.2        67.5
  State and local obligations     2.8       -        -          2.8
  Foreign securities             41.5       -       1.4        40.1
    Total available for sale    458.5      4.9     18.9       444.5

    Total fixed maturity
      securities             $1,735.3  $  14.2   $ 77.0    $1,672.5

    At September 30, 1994, the carrying value of short-term investments, principally U.S. Treasury securities and commercial paper, approximates market value.

Investment Income of Insurance Operations
    Investment income consists of the following:
                                          (In Millions)
                             Three Months Ended  Nine Months Ended
                                September 30,       September 30,
                              1994      1993      1994       1993
    Income from fixed maturity
      securities             $ 33.2    $ 30.1    $ 97.1    $ 86.0
    Income from equity
      securities                 -         -         -         .5
    Gross investment income    33.2      30.1      97.1      86.5
    Investment expenses         (.8)     (1.0)     (2.5)     (2.4)
    Net investment income    $ 32.4    $ 29.1    $ 94.6    $ 84.1


    Income from fixed maturity securities includes income from short-term investments.

    Realized gains (losses) consist of the following:

                                          (In Millions)
                             Three Months Ended  Nine Months Ended
                                September 30,       September 30,
                              1994      1993      1994      1993

    Gross realized gains on:
      Fixed maturity
         securities          $   -     $   .4    $ 2.7     $11.5
        Equity securities        -         -        -        2.8

    Gross realized losses on:
      Fixed maturity
         securities            (1.0)      (.1)    (1.9)      (.3)
      Equity securities          -         -        -         -
    Net realized gains
      (losses)               $ (1.0)   $   .3    $  .8     $14.0

    For the three months and nine months ended September 30, 1994, proceeds from sales of fixed maturity securities, excluding proceeds from sales at or near maturity, totalled $15.5 million and $55.2 million, respectively. All of such proceeds for the 1994 third quarter were from securities classified as available for sale. For the nine months ended September 30, 1994, $43.6 million of proceeds from these sales were from securities classified as available for sale and $11.6 million were from securities classified as held for investment. All of the held for investment securities were sold as a result of deterioration in the issuers' credit rating. The gross realized gains (losses) attributable to sales of fixed maturity securities, excluding sales at or near maturity, were:

                              Three Months Ended    Nine Months Ended
                             September 30, 1994   September 30, 1994
                             Available  Held For   Available   Held for
                             for  Sale Investment for Sale    Investment
Gross realized gains           $ .1    $  -        $  .9    $ 1.3
Gross realized losses           (.8)      -         (1.5)     (.1)
Net realized gains (losses)    $(.7)   $  -        $ (.6)   $ 1.2

    Proceeds from sales of investments in fixed maturity securities for the nine months ended September 30, 1993, excluding proceeds from sales at or near maturity, totaled $133.8 million.

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

                                     (In Millions)
                        Three Months Ended         Nine Months Ended
                                September 30,         September 30,
                          1994       1993           1994       1993
Reinsurance ceded:
   Premiums written     $  6.3    $   2.8        $  16.2    $   7.1
   Premiums earned         4.8        3.0           14.3        6.8
   Incurred losses and loss
    adjustment expenses    4.0       (1.2)          11.5       (2.3)

Reinsurance assumed:
   Premiums written       56.3       48.7          161.2      124.8
   Premiums earned        48.1       35.5          135.8       92.5

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

    At September 30, 1994 the carrying value and market value of unrated or less than investment grade corporate securities, other than the Rowan notes, totalled $21.2 million.
9PAGE

                                              Gross     Gross
                                 Amortized  Unrealized Unrealized  Market
September 30, 1994               Cost         Gains      Losses     Value
                                            (In Millions)
Held for investment
  Corporate securities       $  226.9  $    -    $  5.6    $  221.3
  Public utilities               23.0       -        .5        22.5
  Mortgage-backed securities       .5       -        -           .5
  U.S. government securities     51.3       -        .4        50.9
  State and local obligations      -        -        -           -
  Foreign securities               -        -        -           -
    Total held for investment   301.7       -       6.5       295.2

Available for sale
  U.S. government securities    275.5       -       1.2       274.3

    Total fixed maturity
      securities             $  577.2  $    -    $  7.7    $  569.5


    At September 30, 1994, the carrying value of short-term investments, principally U.S. Treasury securities and commercial paper, approximates market value.




 5. DEBT

    On March 25, 1994, the Company redeemed all of the outstanding
$16.2 million principal amount of its 9 1/2 percent subordinated debentures due August 1, 2002 at the redemption price of 100 percent of the principal amount of each debenture plus accrued and unpaid interest to the redemption date.




 6.  CHANGES IN COMMON SHAREHOLDERS' EQUITY

                                                            Unrealized
                                                            Gains On
(Dollars in Millions)      Common Stock     Capital Retained  (Losses)
                    Shares        Amount  Surplus Earnings Investments Total
Balance,
  December 31, 1993    47,446,094  $ 47.4   $746.2   $912.3    $16.4 $1,722.3
Net income (loss)                      -        -     (14.6)      -    (14.6)
Dividends declared on
  Common Stock                         -        -     (31.4)      -    (31.4)
Purchases of Company
  Common Stock           (590,543)   (.6)    (15.7)      -         -    (16.3)
Exercise of stock options  712,462    .7      13.9       -         -     14.6
Issuance of Common Stock
  under ESPP and employee
  stock bonus              33,378      -        .9       -         -       .9
Change in net unrealized gains
  (losses) on investments              -        -        -     (32.2)   (32.2)
Adjustment to estimated pre-
  reorganization liabilities           -     (17.0)      -         -    (17.0)
Adjustment to distribution
  of equity to shareholders
  from spin-off of General
  Cable Corporation                    -        -      (2.2)      -     (2.2)
Other, net                                   .1         1.1       -       -      1.2
Balance,
  September 30, 1994    47,601,391 $ 47.6   $729.4    $864.1  $(15.8)$1,625.3

     During the second quarter of 1994, the Company settled a dispute with former employees of a business that was acquired in 1990 and subsequently included in the spin-off of General Cable to shareholders in July 1992.
         During the third quarter of 1994, the Company increased its accruals for its net probable liability for claims and contingencies arising from events and circumstances preceding the Company's 1978 reorganization. In accordance with the Company's reorganization accounting policy, the Company recorded a net charge of $17.0 million to capital surplus consisting of pre-reorganization environmental and personal injury claims and related expenses offset by a credit representing the net present value of installment payments to be paid by Chicago Union Station ("CUSCO") to the Company resulting from a judgment against CUSCO in favor of the Company. See Note 9 of Notes to Financial Statements and "Item
1. Legal Proceedings" in Part II of this Quarterly Report.

 7.      EARNINGS PER SHARE

         Earnings per share for the three and nine month periods ended September 30, 1994 and September 30, 1993 are calculated on the basis of the weighted average number of shares of common stock outstanding during the period and the dilutive effect of assumed conversion of common stock equivalents (stock options and career shares).


 8.      INCOME TAXES

         The Company has reported as of the beginning of its 1994 tax year, an aggregate consolidated net operating loss carryforward for Federal income tax purposes of approximately $645 million, which will expire at the end of 1996 unless previously utilized, and a $252 million capital loss carryforward, which will expire in various amounts between 1995 and 1997, unless previously utilized.
         The Company's substantial tax loss carryforwards and temporary differences give rise to deferred tax assets. Based on an analysis of the likelihood of realizing the Company's gross deferred tax asset (taking into consideration applicable statutory carryforward periods), the Company has determined that the recognition criteria set forth in SFAS No. 109, "Accounting For Income Taxes", are not met for the entire gross deferred tax asset and, accordingly, the gross deferred tax asset is reduced by a valuation allowance. The analysis of the likelihood of realizing the gross deferred tax asset is reviewed and updated periodically. Any required adjustments to the valuation allowance are made in the period in which the developments on which they are based become known.
Results for the three and nine months ended September 30, 1993 include tax benefits of $65 million and $125 million, respectively, attributable to such adjustments.

         Components of the provision for income tax benefit (expense) were as follows:

                                             (In Millions)
                                  Three Months Ended  Nine Months Ended
                               September 30,       September 30,
                                   1994      1993      1994      1993
Current
         Federal                  $  (.8)   $  (.7)   $ (2.1)   $ (2.1)
         Foreign, state & local      (.5)       -       (1.6)      (.5)
           Total current            (1.3)      (.7)     (3.7)     (2.6)
Deferred
         Federal                    (8.3)     51.7     (26.8)     87.4
         Foreign, state & local       -         -         -         -
           Total deferred           (8.3)     51.7     (26.8)     87.4
Total                             $ (9.6)   $ 51.0    $(30.5)   $ 84.8

         Consolidated income tax benefit (expense) differs from the amount computed using the United States statutory income tax rate for the reasons set forth in the following table:

                                             (In Millions)
                                  Three Months Ended  Nine Months Ended
                                September 30,       September 30,
                                   1994      1993      1994      1993
Income (loss) before income
  taxes                      $ 34.8    $ 35.2    $ 16.4    $107.5
Expected tax benefit (expense)
  at U.S. statutory income
  tax rate                   $(12.1)   $(13.0)   $ (5.7)   $(37.6)
Amortization of goodwill        (.9)      (.9)     (2.9)     (2.6)
Revision to valuation
  allowance                      -       65.0        -      125.0
Loss disallowance                -         -      (20.0)       -
Other, net                      3.4       (.1)     (1.9)       -
Consolidated income tax
  benefit (expense)          $ (9.6)   $ 51.0    $(30.5)   $ 84.8


 9.      COMMITMENTS AND CONTINGENCIES

         For a description of certain lawsuits filed against the Company in May 1994 by USX Corporation and its former subsidiary, Bessemer and Lake Erie Railroad Company, see "Item 1. Legal Proceedings" in Part II of this Quarterly Report.
         For a description of certain claims pending against the Company for reimbursement of clean-up costs under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for alleged contamination at the Paoli, Pennsylvania railroad yard and two other railroad sites that were transferred to Consolidated Rail Corporation in 1976 by the Company's predecessor, Penn Central Transportation Company ("PCTC"), see "Item 1. Legal Proceedings" in Part II of this Quarterly Report.
         In addition to the foregoing claims, there are certain other claims involving the Company, relating to the generation, disposal or release into the environment of allegedly hazardous substances and personal injury claims, that allege or involve amounts that are potentially substantial in the aggregate. The Company has established loss accruals in its financial statements that it believes are adequate to cover its anticipated liability for such claims.
         The USX and Paoli Yard litigations and the preponderance of the other claims arose out of railroad operations disposed of by PCTC prior to its 1978 reorganization and, accordingly, any ultimate liability resulting therefrom in excess of previously established loss accruals would be attributable to such pre-reorganization events and circumstances. In accordance with the Company's reorganization accounting policy, any such ultimate liability will reduce the Company's capital surplus and shareholders' equity, but will not be charged to income.
13PAGE

         In an environmental matter arising out of the Company's post-reorganization operations, the Company's potential exposure could exceed its related loss accruals by $1 million to $4 million, which range depends upon the method of remediation, if any, required.
The Company believes that the relevant regulatory authority will permit such remediation to be deferred until there is a change in the use of the facility, which the Company believes is unlikely to occur.
         In connection with the Company's sale on June 9, 1994 of its General Cable Notes and common stock as described in Note 2, the Company assumed responsibility for certain actual and potential environmental and other liabilities principally associated with General Cable's recent sales of Marathon LeTourneau Company and Indiana Steel and Wire Company, in consideration of the payment to the Company of an Indemnity Payment of $19.2 million. On June 30, 1994, the Company established a loss accrual in that amount in its financial statements. Although it is difficult to estimate future environmental remediation costs accurately, the Company believes that the Indemnity Payment will provide sufficient funds to permit the Company to discharge such liabilities as they become payable over time.
         In management's opinion, the outcome of the foregoing matters will not, individually or in the aggregate, have a material adverse effect on the financial condition or results of operations of the Company. In making this assessment, management has taken into account previously established loss accruals in its financial statements and probable recoveries from insurance carriers and other third parties.



 10.     STATEMENT OF CASH FLOWS

         During the nine month periods ended September 30, 1994 and 1993, state and other income taxes paid were $5.5 million and $4.0 million, respectively. For the same periods, interest paid was $36.6 million and $46.5 million, respectively.
         During 1993, General Cable elected to pay 100 percent, or $31.8 million in the aggregate, of the interest due on its subordinated note (the "General Cable Note") with additional 9.98 percent subordinated notes ("Interest Notes") in lieu of cash. These non-cash transactions, which increased the Parent Company's investments and decreased accrued interest receivable, were not included in the statement of cash flows.

14PAGE

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations


         The following discussion and analysis is provided to assist the reader in understanding the Company's financial condition as of September 30, 1994 and December 31, 1993 and its results of operations for the three months and nine months ended September 30, 1994 and 1993. Amounts presented in the discussion and analysis relate only to continuing operations unless otherwise indicated.



LIQUIDITY AND CAPITAL RESOURCES

                                                   (Dollars in millions,
                                                 except per share amounts)
                                                 September 30,  December 31,
                                                         1994          1993
Cash, Parent Company short-term investments
  and Parent Company fixed maturity securities    $  908.6    $ 669.2
Deduct items not readily available for
  corporate purposes:
    Cash held by the insurance operations           (34.0)       (23.2)
    Securities held in bank escrow accounts         (21.8)       (20.2)
    Private placement notes                         (32.8)       (14.6)
Cash, temporary investments and marketable
  securities                                     $  820.0      $ 611.2
Total debt as a percentage of total
  capital                                              24%         23%

Book value per share of Common Stock            $  34.14      $ 36.30

         The Company's Federal income tax loss carryforward is available to offset taxable income and, as a result, the Company's requirement to pay current Federal income tax is substantially eliminated. The $208.8 million increase during the nine months ended September 30, 1994 in the cash, temporary investments and marketable securities included in the preceding table was principally attributable to proceeds from the Company's sale of its General Cable Notes and common stock and proceeds from the divestiture of three of the Company's non-insurance businesses.
         At September 30, 1994, the Company's total debt to total capital ratio was 24 percent compared with 23 percent at year-end 1993. Total capital as defined for this ratio consists of debt, minority interests in subsidiaries and common shareholders' equity.


15PAGE

Net Cash Provided by Operating Activities
         During the nine months ended September 30, 1994, cash provided by continuing operating activities was $238.0 million, an increase of $15.2 million as compared with the same period in 1993. This increase resulted primarily from an increase of $26.5 million in the insurance operations' operating cash flow at the non-standard private passenger automobile insurance companies (the "NSA Group") and, to a lesser extent, the workers' compensation insurance operations ("Republic Indemnity") primarily due to continued growth in written premiums. Also contributing to the favorable comparison are the Indemnity Payment received from Wassall in conjunction with the sale of the General Cable Notes, lower interest payments due to debt reductions in 1993 and higher interest receipts on the Parent Company investment portfolio. These favorable variances were partially offset by lower operating cash flow from the Company's non-insurance operations. Also, during 1993 the Company received net proceeds of $15.6 million resulting from the settlement of certain litigation relating to a previously owned subsidiary which was included in the General Cable spin-off and repayment of a note plus accrued interest aggregating $26.0 million relating to the prior sale of an offshore drilling rig. Management expects that the Company's operating cash flow and financial resources will continue to be adequate to meet its operating needs in the short-term and long-term (i.e. more than twelve months) future. Cash flow of the Company may be influenced by a variety of factors, including changes in the property and casualty insurance industry, the insurance regulatory environment and general economic conditions.
         During the nine months ended September 30, 1994, the insurance operations generated $266.9 million of operating cash flow, 82 percent of which was retained by the insurance companies to purchase investments, principally marketable debt securities. The remainder of the cash provided by the insurance operations was paid to the Parent Company primarily through intercorporate tax allocation payments. During the same period in 1993, the insurance operations generated $240.4 million of operating cash flow, 77 percent of which was retained by the insurance companies to purchase investments and for the acquisition of Leader National Insurance Company ("Leader"), with the remainder of the cash being paid to the Parent Company under intercorporate tax allocation agreements.
         The Company's insurance operations are subject to state regulations which limit, by reference to specified measures of statutory operating results and policyholders' surplus, the dividends that can be paid to the Parent Company without prior regulatory approval. Under these restrictions, the maximum amount of dividends which can be paid to the Parent Company during 1994 by these subsidiaries is $96.5 million.
16PAGE

Investing and Financing Activities
         During the nine months ended September 30, 1994, net purchases of investments for the Parent Company investment portfolio totalled $184.4 million. The Company also used $16.2 million to redeem all of its outstanding 9 1/2 percent subordinated debentures, $16.3 million for purchases of shares of Company Common Stock and $30.4 million for the payment of Common Stock dividends. During this same period, the Company received $176.7 million from the sale of its General Cable Notes and stock to Wassall. For a description of this transaction, see Note 2 of Notes to Financial Statements. In addition, the Company received $34.9 million from the sale of three of its non-insurance businesses and $15.0 million for shares of Company Common Stock issued pursuant to the exercise of stock options. The Company's insurance operations made net purchases of investments of $198.2 million during the first nine months of 1994.
         During the same 1993 period, the sales of the Company's defense services operations and two of the Company's industrial businesses, the sale of the Parent Company's limited partnership units of Buckeye Partners L.P.("Buckeye Units"), the repayment by General Cable of its short-term note and maturities of the Parent Company investment portfolio (net of purchases of investments) provided $117.2 million of cash. In addition, the Company received $21.0 million for shares of Company Common Stock issued pursuant to the exercise of stock options. During this same period, the Company used $133.3 million to redeem all of its outstanding 11 percent subordinated debentures, $38.0 million in cash to acquire Leader, which was partially funded by a $15 million capital contribution from the Parent Company to the insurance operations, $28.6 million for the payment of Common Stock dividends and $3.7 million for the purchase of an investment in an insurance company located in the United Kingdom. During the first nine months of 1993, the Company's insurance operations made net purchases of investments of $158.8 million.
         At September 30, 1994, the Parent Company investment portfolio held unrated or less than investment grade corporate debt securities, excluding the Rowan notes, with a carrying value of $21.2 million. At that date, the Company's insurance operations held $124.4 million of such unrated or less than investment grade debt securities and preferred stocks. The Company continues to limit its investment in unrated or less than investment grade securities of any one issuer and regularly monitors the condition of the issuers and their industries. At September 30, 1994, the largest investment of the Company and its insurance operations in such securities of any one issuer, excluding the Rowan notes, totaled $10.5 million.
         During the nine months ended September 30, 1994, the Company's continuing operations did not have large capital spending requirements. The Company presently has no plans or commitments for material capital expenditures.

17PAGE

RESULTS OF OPERATIONS

Analysis of Continuing Operations
         The Company reported income from continuing operations for the 1994 third quarter of $25.2 million, or $.52 per share, and a loss from continuing operations for the nine months ended September 30, 1994 of $14.1 million, or $.29 per share. For the nine months ended September 30, 1994, income from continuing operations includes a net realized capital loss of $70.3 million, or $1.46 per share, principally from the disposal of the General Cable Notes which were previously owned by the Company and tax adjustments related primarily to the disposal of certain subsidiaries. The Company's 1994 earnings do not include any accrued interest income on the General Cable Notes. Income from continuing operations for the three and nine months ended September 30, 1994, excluding net realized capital gains and losses and the above-mentioned tax adjustments, was $22.0 million, or $.46 per share, and $56.2 million, or $1.17 per share, respectively.
         Income from continuing operations for the 1993 third quarter was $86.2 million, or $1.77 per share, which included tax benefits of $65.0 million attributable to an increase in the estimated realizable value of the Company's net deferred tax asset. Income from continuing operations for the nine months ended September 30, 1993 was $192.3 million, or $4.00 per share. Results for the nine months ended September 30, 1993 include net realized capital gains from sales of investments and subsidiaries of $18.2 million and tax benefits of $125.0 million attributable to deferred tax asset adjustments. Net realized gains for 1993 include a pre-tax gain of $18.5 million from the sale of all of the Company's Buckeye Units. Excluding realized capital gains and the deferred tax benefits, income from continuing operations for the three and nine months ended September 30, 1993 was $21.1 million, or $.43 per share, and $49.1 million, or $1.02 per share, respectively. In addition, in the three and nine months ended September 30, 1993, the Company recognized approximately $6.4 million and $19.1 million, respectively, of interest on the General Cable Notes.

Insurance Segment
         Revenues in the Insurance segment of $443.6 million and $1,256.3 million for the three and nine month periods ended September 30, 1994, respectively, increased as compared with revenues of $366.6 million and $1,019.3 million for the same periods in 1993. The increases were primarily due to an increase in earned premiums at the NSA Group and, to a lesser extent, at Republic Indemnity. During the same periods, investment income before realized gains and losses on sales of investments in the insurance operations' portfolio also increased due to higher average investment balances, partially offset by a decrease in the average yield. Operating income for the three and nine months ended September 30, 1994 was $45.9 million and $128.8 million, respectively, as compared with $40.0 million and $122.2 million for the same periods in 1993. The increase in operating income for both the third quarter and first nine months of 1994 is primarily due to higher investment income and underwriting profit, partially offset by lower net realized gains. The combined ratio for the Insurance segment was 95.8 percent and 96.4 percent, respectively, for the three and nine months ended September 30, 1994, respectively, as compared with 96.1 percent and 96.4 percent for the same periods in 1993.


NSA Group
         The following table presents certain information with respect to the NSA Group's insurance operations.
                                        (Dollars in Millions)
                             Three Months Ended  Nine Months Ended
                                September 30,      September 30,

                               1994      1993       1994     1993

Net Written Premiums         $294.5    $242.9    $ 858.9   $652.6

Net Earned Premiums          $276.9    $215.3    $ 788.1   $572.5

Loss and Loss Adjustment
  Expense ("LAE")             214.4     151.3      595.2    406.4
Underwriting Expenses          63.8      56.0      185.7    147.3
Underwriting Profit (Loss)   $ (1.3)   $  8.0    $   7.2   $ 18.8

GAAP Ratios:
    Loss and LAE Ratio         77.4%      70.3%     75.5%    71.0%
    Underwriting Expense Ratio  23.1      26.0      23.6     25.7
    Combined Ratio             100.5%     96.3%     99.1%    96.7%


19PAGE

    The growth in net written premiums of approximately 21 percent and 32 percent, respectively, for the three and nine month periods ended September 30, 1994 as compared to the same 1993 periods was principally due to increased market penetration in the NSA Group's existing states. The decline in underwriting profit for the third quarter and first nine months of 1994 was caused by several factors, including losses resulting from hailstorm damage in Texas during the second quarter as well as rate levels in several markets which have not been adequate to maintain profitable underwriting results. These factors were partially offset by underwriting profit from the Company's entry into certain foreign and domestic markets, as well as improved underwriting margins in several of the Company's markets where the book of business has matured and a greater portion of written premium is derived from renewal policies. The expense ratio for the 1994 periods has declined as growth in earned premiums continues to outpace associated expenses.
    The rate of written and earned premium growth during the third quarter of 1994 was somewhat lower than such growth rates experienced during the first half of 1994. Certain rate increases have been effected in several states during 1994 and management is assessing possible rate increases in other states. As a result of these increases and competitive pressures in the non-standard automobile insurance industry, the rate of written and earned premium growth during the first nine months of 1994 may not be sustained for the remainder of 1994 and into the future.

Republic Indemnity
    The following table presents certain information with respect to Republic Indemnity's insurance operations.

                                        (Dollars in Millions)
                                  Three Months Ended  Nine Months Ended
                                   September 30,        September 30,
                                    1994      1993       1994     1993
Net Written Premiums              $130.6    $117.6    $ 374.0   $349.2

Net Earned Premiums               $134.8    $119.2    $ 371.2   $340.5

Loss and Loss Adjustment
  Expense ("LAE")                   76.0      66.6      202.6    203.9
Underwriting Expenses               24.5      18.1       66.4     51.7
Policyholder Dividends              15.7      29.2       67.6     70.2
Underwriting Profit               $ 18.6    $  5.3    $  34.6   $ 14.7

GAAP Ratios:
    Loss and LAE Ratio              56.4%     55.9%      54.6%    59.9%
    Underwriting Expense Ratio      18.2      15.2       17.9     15.2
    Policyholder Dividend Ratio     11.6      24.5       18.2     20.6
    Combined Ratio                  86.2%     95.6%      90.7%    95.7%

20PAGE

    Republic Indemnity has continued to experience growth in earned and net written premiums due to its favorable competitive position in the industry. However, the rate of such growth has declined relative to the 1993 periods partly due to mandatory premium rate reductions of 7 percent on in-force policies and 12.7 percent on new and renewal policies which took effect July 16, 1993 and January 1, 1994, respectively. Because the January 1, 1994 rate reduction is applicable only to new and renewal policies entered into on and after January 1, 1994, only a pro rata impact of this reduction is reflected in the 1994 results to date.
    For the nine months ended September 30, 1994, the decrease in Republic's loss and LAE ratio as compared with the first nine months of 1993 was mainly attributable to favorable loss development relating to prior years' claims activity as well as an improved loss and LAE ratio on a current accident year basis. For the 1994 third quarter, the loss ratio has been adversely affected by the increased impact of the aforementioned January 1, 1994 rate reduction and an increase in the frequency of claims. During these same periods, the expense ratio has increased mainly due to higher commission expenses coupled with the decline in the earned premium growth rate.
    On September 21, 1994, the California Insurance Commissioner approved a 16 percent minimum premium rate decrease effective
October 1, 1994 for all new and renewal policies with anniversary dates on or after October 1, 1994 as well as the unexpired portion of policies incepting on or after January 1, 1994. The profitability of Republic Indemnity's insurance operations could be adversely affected by the impact of this premium rate reduction. Management believes that this effect may be mitigated by Republic Indemnity's ability to reduce its relatively high policyholder dividends although a reduction in dividends could affect premium volumes. Furthermore, management is unable to predict the effects on the Company of the recently enacted California legislation that repeals the workers' compensation insurance minimum rate law effective January 1, 1995. Some of these effects could include reductions in premium rates, changes in commission rates, as well as reductions to policyholder dividend accruals. Also, competitive pressure in the California workers' compensation insurance market has increased and there can be no assurance that increases in written and earned premiums will continue in 1994 or after the repeal of California's minimum premium rate law becomes effective on January 1, 1995.


Interest and Dividend Income
    Interest and dividend income of the Parent Company investments decreased $2.4 million and $14.3 million for the three and nine month periods ended September 30, 1994, respectively, as compared with the same periods in 1993, due primarily to the exclusion of interest income on the General Cable Notes in 1994 as a result of their sale. For further information, see Note 2 of Notes to Financial Statements. Interest income on the General Cable Notes for the three and nine month periods ended September 30, 1993 was $6.4 million and $19.1 million, respectively. The decrease in interest income due to the sale of the General Cable Notes was partially offset by increased interest from higher average investment balances as compared with the same periods in 1993.

Interest and Debt Expense
    Interest expense decreased $1.9 million and $9.5 million for the three and nine month periods ended September 30, 1994, compared to the same periods in 1993, primarily due to the Company's redemption of all $133.3 million principal amount of its 11 percent subordinated debentures during the 1993 third quarter.


Other expense (income) - net
    Other expense (income) - net consists of the following:

                                        (In Millions)
                             Three Months Ended  Nine Months Ended
                                September 30,       September 30,
                              1994      1993      1994      1993

Settlement of claims and
  contingencies, net              $   .5    $ (1.4)   $   .5    $   .8
Taxes, other than income             1.9       1.7       5.4       5.0
Minority interests in earnings
  of consolidated subsidiaries        .6       .3        .6        (.7)
Other                                1.9        -        2.9       4.0
                                  $  4.9    $   .6    $  9.4    $  9.1


Income Taxes
    For the three and nine months ended September 30, 1994, the Company recorded income tax expense of $9.6 million and $30.5 million, respectively, as compared with an income tax benefit of $51.0 million and $84.8 million, respectively, for the same periods in 1993. The tax benefit for the three and nine month periods in 1993 was attributable to an increase of $65.0 million and $125.0 million, respectively, in the Company's net deferred tax asset due to revisions to the estimated future taxable income during the Company's tax loss carryforward period.
    Management believes that it is more likely than not that the net deferred tax asset at September 30, 1994 will be realized primarily through the generation of taxable income during the loss carryforward period. This belief derives from an analysis of estimated future taxable income based on certain assumptions concerning future events during the loss carryforward period. The estimate of future taxable income used in determining the net deferred tax asset is not necessarily indicative of the Company's future results of operations. As is the case with any estimate of future results, there will be differences between assumed and actual economic and business conditions of future periods. Moreover, the estimate may also be affected by unpredictable future events, including but not necessarily limited to changes in the Company's capital structure and future acquisitions and dispositions. Therefore, the analysis of estimated future taxable income will be reviewed and updated periodically, and any required adjustments, which may increase or decrease the net deferred tax asset, will be made in the period in which the developments on which they are based become known.

22PAGE

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
    Reference is made to "Item 1. Legal Proceedings" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 for a description of lawsuits filed against the Company on May 26, 1994 by USX Corporation ("USX") and its former subsidiary, Bessemer and Lake Erie Railroad Company ("B&LE"), seeking indemnification and contribution from the Company, as successor to the railroad business conducted by Penn Central Transportation Company ("PCTC") prior to 1976, for all or a portion of the approximately $600 million that USX paid in satisfaction of a judgment against B&LE for its participation in an unlawful antitrust conspiracy among certain railroads commencing in the 1950's and continuing through the 1970's. The lawsuits argue that USX's liability for that payment was attributable to PCTC's alleged activities in furtherance of the conspiracy. For the reasons set forth in such Quarterly Report, the Company believes that these lawsuits are without merit. On June 23, the Company petitioned the U.S. District Court for the Eastern District of Pennsylvania for an order directing USX and B&LE to dismiss their lawsuits because they violate the 1978 consummation order issued by that Court in the Company's bankruptcy reorganization proceedings (the "Consummation Order"), which contains an injunction against the assertion of claims against the Company based on PCTC's pre-consummation conduct. On October 13, 1994, the District Court enjoined USX and B&LE from continuing their lawsuits against the Company, ruling that their claims are barred by the Consummation Order. The District Court's ruling is appealable to the U.S. Court of Appeals for the Third Circuit.
    Reference is made to the first paragraph of "Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 for a description of a lawsuit filed by the Company in March 1992 before the Special Court created by the Regional Rail Reorganization Act (the "Special Court") seeking to enjoin the U.S. Government, Consolidated Rail Corporation ("Conrail") and other parties from asserting claims against the Company for clean-up costs under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") at a Superfund site at the Paoli, Pennsylvania railyard (the "Paoli Yard") formerly owned by PCTC. On August 23, 1994, the Special Court granted summary judgment against the Company, ruling that the CERCLA claims against the Company are not barred by the "as is" terms of the 1976 transfer of the Paoli Yard by PCTC to Conrail, the terms of the Company's 1980 Valuation Case settlement with the U.S. Government or the U.S. Constitution. The Special Court's decision has become final. Notwithstanding this decision, the Company still has other substantial defenses to claims for clean-up costs at the Paoli Yard and at two other sites that were transferred to Conrail in 1976, including its position that other parties are responsible for substantial percentages of such clean-up costs, and the Company intends to make claims against certain insurers for reimbursement of any clean-up costs that the Company


23PAGE
may incur. As a result of the Special Court's decision, the Company recorded a $19.6 million charge against capital surplus at September 30, 1994 for potential liability for clean-up costs at the Paoli Yard and such other two sites. In accordance with the Company's reorganization accounting policy, such amount was not charged to income.
    In an unrelated matter, on September 27, 1994, the Special Court entered a judgment ordering Chicago Union Station Company ("CUSCO") to pay the Company $17.5 million in six annual installments commencing in 1994 and ending in 1999. The judgment concludes litigation the Company had brought in 1989 seeking a ruling that advances totalling $17.5 million which were made to CUSCO by PCTC between 1916 and 1973 represented obligations that must be repaid to the Company. As a result of this judgment, the Company recorded a $13.8 million credit to capital surplus representing the present value of such installment payments. In accordance with the Company's reorganization accounting policy, such amount was not credited to income.


Item 6.  Exhibit and Reports on Form 8-K


(a) Exhibits:

         None

(b) Reports on Form 8-K filed during the quarter ended September
    30, 1994:

         None

                             SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




AMERICAN PREMIER UNDERWRITERS, INC.
(Registrant)





Date: November 14, 1994 By       /s/ R. F. Amory
                                     R. F. Amory
                           Vice President and Corporate Controller
                            (Principal Accounting Officer and
                               duly Authorized Signatory)