Form 10-K
AMERICAN PREMIER UNDERWRITERS INC
filed 1995-03-29
CIK 77098

-------------------------------------------------------------------
-----------------------------------------------------------------


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

           [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994     Commission file number 1-1569

                                    or

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

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on
   Title of each class                       which registered
   -------------------                       ----------------

Common Stock, $1 par value. . . . . . . . . New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                   None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 23, 1995, the aggregate market value of the regis-trant's voting stock held by non-affiliates was $552 million.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at March 23, 1995
            -----                   ----------------------------
    Common Stock, $1 par value            41,668,536 shares*

     The following document has been incorporated by reference into the Parts of this Report indicated:

     Proxy statement involving the election of directors which the registrant or its successor intends to file with the Commission within 120 days after December 31, 1994 (Part III)

----------------------------

     * As of March 23, 1995, 1,374,745 additional shares of
Common Stock remained to be distributed pursuant to the registrant's 1978 Plan of Reorganization.

-----------------------------------------------------------------
-----------------------------------------------------------------

PAGE

                             TABLE OF CONTENTS

                                                          Page
                                                          ----

PART I

Item   1.   Business. . . . . . . . . . . . . . . . . . .   1

            Introduction. . . . . . . . . . . . . . . . .   1

            Description of Businesses . . . . . . . . . .   2

                  Insurance . . . . . . . . . . . . . . .   3

                  Non-Insurance Assets. . . . . . . . . .  13

            General . . . . . . . . . . . . . . . . . . .  14

            Employees . . . . . . . . . . . . . . . . . .  15

Item   2.   Properties. . . . . . . . . . . . . . . . . .  15

Item   3.   Legal Proceedings . . . . . . . . . . . . . .  16

Item   4.   Submission of Matters to a Vote of Security
              Holders . . . . . . . . . . . . . . . . . .  20

Executive Officers of the Registrant. . . . . . . . . . .  20

PART II

Item   5.   Market for Registrant's Common Equity and
              Related Stockholder Matters . . . . . . . .  22

Item   6.   Selected Financial Data . . . . . . . . . . .  23

Item   7.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations. . . . . . . . . . . . . . . . .  25

Item   8.   Financial Statements and Supplementary Data .  39

Item   9.   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure. . .  39

PART III

Item  10.   Directors and Executive Officers of the
              Registrant  . . . . . . . . . . . . . . . .  39

Item  11.   Executive Compensation. . . . . . . . . . . .  39

Item  12.   Security Ownership of Certain Beneficial
              Owners and Management . . . . . . . . . . .  39

Item  13.   Certain Relationships and Related
              Transactions  . . . . . . . . . . . . . . .  39

PART IV

Item  14.   Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K . . . . . . . . . .  40

PAGE

                                  PART I

Item 1.  Business

                               INTRODUCTION

     American Premier Underwriters, Inc. (the "Company"), the Registrant, was incorporated in the Commonwealth of Pennsylvania in 1846. In March 1994, the Company changed its name from The Penn Central Corporation to American Premier Underwriters, Inc. in order to better reflect its identity as a property and casualty insurance specialist.

     The Company's principal operations are conducted by a group of non-standard private passenger automobile insurance companies (the "NSA Group") and by Republic Indemnity Company of America ("Republic Indemnity"), a California workers' compensation insurance company. See "Description of Businesses--Insurance."

     On March 23, 1995, the Company's shareholders approved the Company's acquisition (the "Acquisition") of all of the common stock of American Financial Corporation ("AFC"). Consummation of the Acquisition is pending receipt of a private letter ruling from the Internal Revenue Service regarding the continuation of the Company's federal income tax consolidated group. Upon consummation of the Acquisition, the Company will become a wholly owned subsidiary of American Premier Group, Inc. ("New American Premier"), a new holding company formed by the Company for the purpose of acquiring all of the common stock of AFC. Pursuant to the terms of the Acquisition, (a) the Company will merge with a subsidiary of New American Premier and each of the 41.7 million shares of the Company's common stock expected to be then outstanding will be converted into one share of New American Premier common stock, (b) AFC will merge with another subsidiary of New American Premier and each share of AFC common stock will be converted into 1.435 shares of New American Premier common stock (after giving effect to a litigation settlement) and (c) the Company and AFC will become wholly owned subsidiaries of New American Premier.

     The 28.3 million common shares of New American Premier to be issued in the Acquisition to the common shareholders of AFC, consisting of Carl H. Lindner, members of his family and trusts for their benefit, will constitute approximately 55.2% of the common stock of New American Premier expected to be then outstanding. Mr. Lindner is Chairman of the Board and Chief Executive Officer of both the Company and AFC and will continue in that role with New American Premier. AFC beneficially owns approximately 18.7 million shares (or approximately 44.8% of the outstanding shares) of the Company's common stock, which in effect will be acquired by New American Premier upon consummation of the Acquisition. Accordingly, the net increase in outstanding shares resulting from the Acquisition will be 9.6 million shares. The Acquisition was approved by the Company's Board of Directors based on the recommendation of a special committee of the Company's independent directors. In making its recommendation, the Special Committee relied on an opinion of Furman Selz Incorporated that the number of New American Premier shares to be issued to the shareholders of AFC was fair to the shareholders of the Company (other than AFC) from a financial point of view.

                                     1
PAGE

     AFC is engaged principally in multi-line property and casualty insurance businesses through its wholly-owned Great American Insurance Group. Approximately 54% of the Great American Insurance Group's net written premiums for 1994 came from specialty lines, with the balance being produced by commercial and personal lines. AFC also owns 80% of American Annuity Group, Inc., which through its Great American Life Insurance Company subsidiary sells tax-deferred annuities principally to employees of educational institutions. AFC's assets also include a 46% interest in Chiquita Brands International, Inc., a world-wide marketer and producer of bananas and other food products, and a 37.5% interest in Citicasters Inc., which owns a group of radio and television broadcast stations.

     Largely due to its divestitures of non-insurance assets over the past two years, the Company had $658.5 million of cash, short-term investments and marketable securities (other than those held by its insurance operations) at February 28, 1995.
One of the strategic objectives of the Acquisition was to provide an opportunity to redeploy most of these Parent Company assets to produce a higher rate of return than has been available on the instruments in which they have been invested. This objective is expected to be achieved through the utilization of up to approximately $625 million of such assets for the early retirement of relatively expensive AFC and Company debt. Any such assets used to retire AFC debt are expected to be provided for such purpose principally in the form of interest-bearing loans by the Company to AFC or New American Premier.

     In June 1994, the Company sold its last major remaining non-insurance asset, consisting of notes and stock issued by General Cable Corporation ("General Cable") that the Company had retained in its 1992 spin-off of General Cable stock to the Company's shareholders, for $176.7 million as part of the acquisition of all of General Cable's stock by Wassall PLC. See
Note 3 of the Notes to Financial Statements of the Company and its subsidiaries in Item 8 of this Report ("Notes to Financial Statements").

     Between January 1, 1994 and February 13, 1995, the Company purchased 5,359,297 shares of its common stock for approximately
$135.3 million in open market and privately negotiated transactions. As a result of the Acquisition, all of the Company's outstanding common stock will be owned by New American
Premier.

     Management expects that the Company's 1994 consolidated Federal income tax return will report a remaining net operating loss carryforward currently estimated at $505 million, which will expire at the end of 1996 unless previously utilized, and remaining capital loss carryforwards estimated at $325 million, which will expire in various amounts between 1995 and 1999 unless previously utilized. See Note 7 of the Notes to Financial Statements.


                         DESCRIPTION OF BUSINESSES

     Set forth below is a narrative description of the business operations of the Company's Insurance segment, which is the only reportable industry segment for which financial information is presented in the financial statements in Item 8 of this Report. In addition, information is presented with respect to the Company's "Non-Insurance Assets."

                                 Insurance

  Introduction

     The Company's principal operations are conducted through specialty property and casualty insurance subsidiaries that underwrite and market non-standard automobile and workers' compensation insurance.

     The Company's primary objective in its insurance operations is to achieve underwriting profitability, in addition to earning income from investment of premiums. The Company has met this objective in each of the five full years that it has owned its insurance operations. In 1994, these operations had an overall generally accepted accounting principles ("GAAP") combined ratio of 97.0% (representing a 3.0% underwriting profit). On a statutory basis, the combined ratio was 98.5%, as compared with a property and casualty statutory insurance average of 109.4% (as estimated by A.M. Best Company ("A.M. Best")). The Company experienced net earned premium growth of 22.3% in 1994 while maintaining underwriting profitability. Management's philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

     The overall profitability of the Company's insurance business is a function of both its underwriting profitability and the performance of its investment portfolio. See "Liquidity and Capital Resources--Investing and Financing Activity" and "Analysis of Continuing Operations--Insurance" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report ("Management's Discussion and Analysis") and Note 4 of the Notes to Financial Statements for information regarding investments and investment income of the Company's Insurance segment.

  Non-Standard Automobile Insurance

     General. The NSA Group is engaged in the writing of insurance coverage on private passenger automobile physical damage and liability policies for "non-standard risks." The NSA Group has four principal operating units comprised of Atlanta Casualty Company, Windsor Insurance Company, Infinity Insurance Company and Leader National Insurance Company and their respective subsidiaries ("Atlanta Casualty", "Windsor", "Infinity" and "Leader National", respectively) and includes a total of thirteen domestic insurance companies. Atlanta Casualty, Windsor, Infinity and Leader National are rated A+ (Superior), A+ (Superior), A (Excellent) and A- (Excellent), respectively, by A.M. Best, which rates insurance companies based upon factors of concern to policyholders.

     Non-standard risks are those individuals who are unable to obtain insurance through standard market carriers due to factors such as age, record of prior accidents, driving violations, particular occupation or type of vehicle. Premium rates for non-standard risks are generally higher than for standard risks. Total private passenger automobile insurance premiums written by insurance carriers in the United States in 1994 have been estimated by A.M. Best to be approximately $98 billion. Because it can be viewed as a residual market, the size of the non-standard private passenger automobile insurance market changes with the insurance environment and grows when standard coverage becomes more restrictive. Although this factor, as well as industry differences in the criteria which distinguish standard from non-standard insurance, make it difficult to make estimates of non-standard market size, NSA Group management believes that the voluntary non-standard market has accounted for approximately 12% to 16% of total private passenger automobile insurance premiums written in recent years. State "assigned risk" plans also service this market as an alternative to voluntary private insurance.

     The NSA Group's net written premiums increased from $902 million in 1993 to $1,154 million in 1994. The NSA Group attributes its premium growth in recent years primarily to entry into additional states, increased market penetration in its existing states, overall growth in the non-standard market and the purchase of Leader National. Management of the Company believes the non-standard market has experienced growth in recent years as standard insurers have become more restrictive in the types of risks they will write. The NSA Group writes business in 41 states and holds licenses to write policies in 48 states and the District of Columbia. See "Results of Operations--Insurance --NSA Group" in Management's Discussion and Analysis regarding conditions which arose in 1994 which may affect the rate of the NSA Group's future premium growth.

     The U.S. geographic distribution of the NSA Group's gross written premiums in 1994 compared to 1993, which includes Leader
National's gross written premiums from its May 1993 date of acquisition by the Company, was as follows:

                                       Years Ended December 31,
                                      1994                  1993
                                        (Dollars in millions)
  Texas .....................  $  145.2   13.1%      $ 96.5    10.7%
  Georgia ...................     128.5   11.6        110.7    12.3
  Florida ...................     126.0   11.4        121.1    13.5
  California ................      72.0    6.5         54.0     6.0
  Arizona ...................      63.3    5.7         53.7     6.0
  Tennessee .................      60.4    5.4         41.3     4.6
  Indiana ...................      45.2    4.1         29.3     3.3
  Alabama ...................      44.2    4.0         34.2     3.8
  Oklahoma ..................      38.9    3.5         28.1     3.1
  Mississippi ...............      38.7    3.5         28.4     3.2
  All Other U.S. ............     346.5   31.2        301.3    33.5

  TOTAL......................  $1,108.9  100.0%      $898.6   100.0%


In addition, the Company owns 51% of the stock of a 1993 start-up insurance company in the United Kingdom which specializes in non-standard automobile insurance. During 1994, this company had gross written premiums of $63.1 million ($23.7 million in 1993), of which $26.6 million ($9.8 million in 1993) was assumed by one of the Company's wholly owned insurance subsidiaries.

     The NSA Group management believes that it has achieved underwriting success over the past several years as compared to the automobile insurance industry as a whole due, in part, to the refinement of various risk profiles,


                                     4
PAGE
thereby dividing the consumer market into more defined segments which can either be excluded from coverage or priced properly. The NSA Group also generally writes policies of short duration which allow more frequent rating evaluations of individual risks, providing management greater flexibility in the ongoing assessment of the business. In addition, the NSA Group has implemented cost control measures both in the underwriting and claims handling areas. See "Results of Operations--Insurance-- NSA Group" in Management's Discussion and Analysis for information regarding the underwriting profitability of the NSA Group over the past three years.

     Marketing. Each of the four principal units in the NSA Group is responsible for its own marketing, sales, underwriting and claims processing. Sales efforts are primarily directed toward independent agents to convince them to select an NSA Group insurance company for their customers. These units each write policies through approximately 5,000 to 12,000 independent agents.

     Of the approximately 1,010,000 NSA Group policies in force at December 31, 1994, approximately 11% had policy limits in excess of $50,000 per occurrence. Most NSA Group policies are written for policy periods of six months or less, and some are as short as one month.

     Reinsurance. Due in part to the limited exposure on individual policies, none of the insurance carriers in the NSA Group is involved to a material degree in reinsuring risks with third party insurance companies. Risks written by NSA Group companies in excess of certain limits are in some cases reinsured with a major reinsurance company. In general, the risk retained by the NSA Group companies is $500,000 of ultimate net loss for each occurrence and certain portions of ultimate net losses in excess of such limits. Reinsurance premiums paid by the NSA Group in 1994 amounted to less than 1% of net written premiums of the NSA Group for the period. See Notes 4 and 15 of the Notes to Financial Statements for further information regarding reinsurance.

     Competition. A large number of national, regional and local insurers write non-standard private passenger automobile insurance coverage. Insurers in this market generally compete on the basis of price (including differentiation on liability limits, variety of coverages offered and deductibles), geographic availability and ease of enrollment and, to a lesser extent, reputation for claims handling, financial stability and customer service. NSA Group management believes that sophisticated data analysis for refinement of risk profiles has helped the NSA Group to compete successfully on the basis of price without negatively affecting underwriting profitability. The NSA Group attempts to provide selected pricing for a wider spectrum of risks and with a greater variety of payment options, deductibles and limits of liability than are offered by many of its competitors. The NSA Group does not issue any participating policies and does not pay dividends to policyholders, except for Leader National, which paid policyholders $31,000 in dividends in 1994 pursuant to certain commercial vehicle programs.

     Regulation. Like all insurance companies, including Republic Indemnity discussed below under "Workers' Compensation Insurance," the NSA Group insurance companies are subject to regulation in the jurisdictions in which they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed and prior approval of the applicable insurance regulatory authorities generally is required for any such transaction which may be deemed to be extraordinary. In addition, while regulations differ from state to state, they typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends that may be paid by the NSA Group to the Company during 1995 without seeking regulatory clearance is $40.1 million.

     Most states have created insurance guarantee associations to provide for the payment of claims for which insolvent insurers are liable but which cannot be paid out of such insolvent insurers' assets. In applicable states, insurance companies, including the NSA Group companies, are subject to assessment by such associations, generally to the extent of such companies' pro rata share of such claims based on premiums written in the particular line of business in the year preceding the assessment, and subject to certain ceilings on the amount of such assessments in any year. In 1994, the NSA Group companies paid assessments to such associations aggregating approximately $800,000.

     In addition, many states have created "assigned risk" plans, joint underwriting associations and other similar arrangements to provide state mandated minimum levels of automobile liability coverage to drivers whose driving records or other relevant characteristics make it difficult for them to obtain insurance in the voluntary market. Automobile liability insurers in those states are required to sell such coverage to a proportionate number (generally based on the insurer's share of the automobile liability insurance market in such state) of those drivers applying for placement as assigned risks. Assigned risks accounted for less than 1% of net written premiums of the NSA Group companies in 1994. Premium rates for assigned risk business are established by the regulators of the particular state plan and are frequently inadequate in relation to the risks insured, resulting in underwriting losses.

     In 1994, the NSA Group received approximately $72.0 million in net written premiums from California. Prior to 1989, automobile insurance rates in California, other than assigned risk rates discussed above, were not subject to approval by any governmental agency and generally were determined by competitive market forces. In November 1988, Proposition 103 was approved by the California voters. It mandated important changes in the California insurance market, including the requirement that insurance companies roll back automobile insurance rates to 80% of the November 1987 levels, maintain those rates for one year and obtain prior approval of rates beginning in 1989. The Company's acquisition of the NSA Group in 1990 was structured to protect the Company against the consequences of any rate rollback applied to the acquired operations. As for the prior approval requirements, the company through which the NSA Group obtained the majority of its net written premiums in California increased its rates in August 1989; disposition of its applications for additional rate increases had, as with other companies, been suspended pending adoption of regulations implementing Proposition 103. However, current legislation in California generally provides that applications for rate increases made on or after July 1, 1993 will be deemed approved after 180 days unless disapproved by the Department of Insurance. The Company is unable to predict whether or at what level future rate increases, when applied for, may be approved. Over time, the failure to receive appropriate rate increases could result in reduced underwriting profitability in California for the NSA Group. In addition, the Company could experience loss of premium volume in California as a result of actions it would take to maintain such profitability.

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

  Workers' Compensation Insurance

     General. Republic Indemnity is engaged in the sale of workers' compensation insurance in California. It also began writing in Arizona in 1993 and obtained approximately 1% of its gross written premiums from that state in 1994. Republic Indemnity is currently rated A+ (Superior) by A.M. Best.

     Workers' compensation insurance policies provide coverage for workers' compensation and employer's liability. The workers' compensation portion of the coverage provides for statutorily prescribed benefits that employers are required to pay to employees who are injured in the course of employment including, among other things, temporary or permanent disability benefits, death benefits, medical and hospital expenses and expenses of vocational rehabilitation. The benefits payable and the duration of such benefits are set by statute, and vary with the nature and severity of the injury or disease and the wages, occupation and age of the employee. The employer's liability portion of the coverage provides protection to an employer for its liability for losses suffered by its employees which are not included within the statutorily prescribed workers' compensation coverage. Republic Indemnity generally issues policies for one-year periods.

     Workers' compensation insurance operations are affected by employment trends in their markets, litigation activities, legal and medical costs, use of vocational rehabilitation programs and the provision of benefits for traditionally non-occupational injuries, such as stress and trauma claims. While higher claims costs are ultimately reflected in premium rates, there historically has been a time lag of varying periods between the incurrence of higher claims costs and premium rate adjustments, which may unfavorably affect underwriting results.

                                     7
PAGE

     See "Results of Operations--Insurance--Republic Indemnity" in Management's Discussion and Analysis for information regarding the underwriting profitability of Republic Indemnity over the past three years.

     Marketing. Republic Indemnity writes insurance through approximately 630 independent property and casualty insurance brokers. In 1994, none of these produced more than 4.4% of total premiums. The largest three of these produced approximately 9% of total premiums. Republic Indemnity has in excess of 12,650 policies in force, the largest of which represents less than 1% of net premiums written.

     Reinsurance. In its normal course of business and in accordance with industry practice, Republic Indemnity reinsures a portion of its exposure with other insurance companies so as to limit its maximum loss arising out of any one occurrence. Reinsurance does not legally discharge the original insurer from primary liability. Republic Indemnity retains the first $1.5 million of each loss, the next $1.5 million of each loss is reinsured with a major reinsurance company, the next $2 million of each loss is shared equally by Republic Indemnity and the reinsurance company and the remaining $145 million of each loss is covered by reinsurance provided by a group of more than 50 reinsurance companies. Premiums for reinsurance ceded by Republic Indemnity in 1994 were 0.9% of net written premiums for the period. Republic Indemnity does not assume reinsurance, except as an accommodation to policyholders who have a small percentage of their employees outside the state of California. See Notes 4 and 15 of the Notes to Financial Statements for further information on reinsurance.

     Competition. Republic Indemnity competes with both the California State Compensation Insurance Fund (the "State Fund") and over 275 other companies writing workers' compensation insurance in California. In 1993, the State Fund wrote approximately $1.7 billion in direct written premiums, which was approximately 19.0% of the insured workers' compensation market in California. In addition, many employers are self-insured. According to published sources, no other company wrote in excess of $545 million in direct written premiums in 1993. Republic Indemnity wrote $469 million in statutory direct written premiums in 1993. With a market share of approximately 5.2% in 1993, not including risks self-insured by employers, Republic Indemnity believes that it is currently the third largest writer of workers' compensation insurance in California, including the State Fund.

     Approximately 89% of net premiums written by Republic Indemnity in 1994 were from the sale of policies that provide for the discretionary payment of dividends to policyholders as a refund of premiums paid when Republic Indemnity's experience with such policyholders has been more favorable than certain specified levels and Republic Indemnity has had favorable financial results.

     Prior to the repeal of the California workers' compensation insurance minimum rate law effective January 1, 1995 discussed under "--Regulation" below, competition was based primarily on an insurer's reputation for paying dividends to policyholders. Management believes that Republic Indemnity's record and reputation for paying relatively high policyholder dividends have enhanced its competitive position in the past. With the repeal of the minimum rate law effective January 1, 1995, the premium rate levels offered by an insurer, rather than its reputation for paying policyholder dividends, have

                                     8
PAGE
become the most important factor affecting competition. For further discussion of the impact of such repeal on Republic
Indemnity, see "Results of Operations--Insurance--Republic
Indemnity" in Management's Discussion and Analysis.

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

     Regulation. Republic Indemnity's insurance activities are regulated by the California Department of Insurance for the benefit of policyholders. The Department of Insurance has broad regulatory, supervisory and administrative powers along the lines of those promulgated by most states relating to the activities of their domestically incorporated insurers and the conduct of all insurance business within their respective jurisdictions, as described more fully under "Non-Standard Automobile Insurance" above. Prior to January 1, 1995, minimum premium rates for workers' compensation insurance were determined by the California Insurance Commissioner (the "Insurance Commissioner") based in part upon recommendations of the Workers' Compensation Insurance Rating Bureau of California.

     In July 1993, California enacted legislation (the "Reform Legislation") effecting an immediate overall 7% reduction in workers' compensation insurance premium rates and replacing the workers' compensation insurance minimum rate law, effective January 1, 1995, with a procedure permitting insurers to use any rate within 30 days after filing it with the Insurance Commissioner unless the rate is disapproved by the Insurance Commissioner. On December 1, 1993, the Insurance Commissioner ordered an additional 12.7% minimum premium rate decrease effective January 1, 1994 for new and renewal policies entered into on and after January 1, 1994. On September 21, 1994, the Insurance Commissioner approved an additional 16% minimum premium rate decrease effective October 1, 1994 for all new and renewal policies with anniversary dates on or after October 1, 1994 as well as the unexpired portion of policies incepting on or after January 1, 1994. See "Results of Operations--Insurance --Republic Indemnity" in Management's Discussion and Analysis for a discussion of the impact on Republic Indemnity of these rate reductions and the repeal of the minimum rate law.

     As a result of the Reform Legislation's provisions permitting employers to require injured workers to obtain medical services from "managed" health care organizations under prescribed circumstances, several health care organizations have become affiliated, contractually and otherwise, with certain workers' compensation insurers. During 1994, Republic Indemnity entered into a managed care arrangement with a health care organization. The

                                     9
PAGE

Company continues to evaluate the implications of these provisions, as well as the resulting affiliations, but is unable to predict their ultimate impact on its workers' compensation insurance operations.

     While Republic Indemnity has operated on a profitable basis, no assurances can be given that it could continue to do so in the face of adverse conditions in the California workers' compensation market.

     Shareholder dividends paid within any twelve-month period from a California property and casualty insurance company to its parent without regulatory approval cannot exceed the greater of 10% of the insurer's statutory policyholders' surplus as of the preceding December 31, or 100% of its net income for the preceding calendar year, a limitation during 1995 of $42.2 million in the aggregate for Republic Indemnity.

     Due to the existence of the State Fund, California does not require licensed insurers to participate in any involuntary pools or assigned risk plans for workers' compensation insurance. California has guarantee regulations to protect policyholders of insolvent insurance companies. In California, an insurer cannot be assessed an amount greater than 1% of its premiums written in the preceding year, and the full amount is required to be recovered through a mandated surcharge to policyholders.
Premiums written under workers' compensation policies are subject to assessment only with respect to covered losses incurred by the insolvent insurer under workers' compensation policies. There were no such assessments for policy year 1994.

     Proposition 103, which is described more fully under "Non-Standard Automobile Insurance" above, does not affect workers' compensation insurance as directly as other lines of business principally because its rate rollback feature does not apply to workers' compensation insurance.

  Reinsurance Subsidiary

     Penn Central Reinsurance Company, a subsidiary of the Company, commenced the writing of reinsurance in 1990. Earned premiums in 1994 and 1993 were approximately $2.2 million and $10.7 million, respectively.

  Liability for Property-Casualty Losses and Loss Adjustment
  Expenses

     The consolidated financial statements of the Company and its subsidiaries in Item 8 of this Report include the estimated liability for unpaid losses and loss adjustment expenses ("LAE") of the Company's insurance subsidiaries. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates do not represent an exact calculation of liabilities but rather involve actuarial projections at a given time of what the Company expects the ultimate settlement and administration of claims will cost based on facts and circumstances then known, estimates of incurred but not reported losses, predictions of future events, estimates of future trends in claims' severity and judicial theories of liability as well as other factors such as inflation and are subject to the effect of future trends on claim settlement.
These estimates are continually reviewed and adjusted as experience develops and new information becomes known. In light of present facts and current legal

                                    10
PAGE
interpretations, management believes that adequate provision has been made for loss and LAE reserves. However, establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. Future loss development could require reserves for prior periods to be increased, which would adversely impact earnings in future periods.

     Increases in claim payments are caused by a number of factors that vary with the individual types of policies written. Future costs of claims are projected based on historical trends adjusted for changes in underwriting standards, policy provisions, the anticipated effect of inflation and general economic trends. These anticipated trends are monitored based on actual development and are reflected in estimates of ultimate claim costs.

     The following table provides an analysis of changes in the estimated liability for losses and LAE over the past three years, net of all reinsurance activity, in accordance with GAAP:

                                           1994      1993      1992
                                             (Dollars in millions)

Balance at beginning of year, net of
  reinsurance.........................   $ 916.3    $763.5    $663.9

Provision for losses and LAE
  occurring in the current year.......   1,169.5     914.7     706.8
Net decrease in provision for claims
  occurring in prior years............     (78.8)    (57.8)    (20.2)
                                         1,090.7     856.9     686.6
Payments for losses and LAE occurring during:
  Current year........................     553.6     413.0     294.7
  Prior years ........................     386.5     345.1     292.3
                                           940.1     758.1     587.0

Loss and LAE reserves of subsidiaries
  purchased ..........................      13.1      54.0      --

Balance at end of year, net of
  reinsurance.........................   1,080.0     916.3     763.5

Reinsurance receivable on unpaid
  losses and LAE at end of year (1)...      50.9      45.1      --
Balance at end of period, gross of
  reinsurance receivable (1) .........  $1,130.9    $961.4    $763.5

------------------------

(1) New accounting rules effective in 1993 require that insurance liabilities be reported without deducting reinsurance amounts.
     See Note 1 of Notes to Financial Statements.


                                       11
PAGE

     The decreases in the provision for claims occurring in prior years result from reductions in the estimated ultimate losses and LAE related to such claims.

     The difference between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles and that reported in the consolidated financial statements in
Item 8 of this Report in accordance with GAAP is $62.5 million at December 31, 1994, which is comprised of a $50.9 million reinsurance receivable on unpaid losses and LAE at December 31, 1994 plus an $11.6 million liability for losses and LAE (net of $4.2 million of reinsurance) of a consolidated foreign subsidiary at December 31, 1994.

     The following table presents the development of the liability for losses and LAE net of reinsurance for 1989 (the year the Company acquired its first insurance subsidiary) through 1994. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the end of the indicated years. The second line shows the liability as re-estimated at December 31, 1994. The remainder of the table presents development as percentages of the estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative redundancy which represents the aggregate percentage decrease in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original liability.

                              1989     1990     1991     1992    1993    1994
                                          (Dollars in millions)
Liability for unpaid
  losses and LAE:
   As originally estimated   $369.1   $601.7   $663.9   $763.5  $916.3 $1,080.0
   As re-estimated at
    December 31, 1994        $312.6   $539.1   $600.2   $671.1  $837.5

Liability re-estimated
  as of:
   One year later .....       97.0%    96.5%    97.0%    92.4%   91.4%
   Two years later ....       89.7%    93.0%    93.4%    87.9%
   Three years later ..       85.7%    91.0%    90.4%
   Four years later ...       85.5%    89.6%
   Five years later ...       84.7%

Cumulative Redundancy..       15.3%    10.4%     9.6%    12.1%    8.6%   N/A

Cumulative paid as of:
   One year later .....       19.5%    43.0%    44.1%    40.6%   40.9%
   Two years later ....       49.1%    64.4%    64.5%    59.3%
   Three years later ..       64.6%    75.2%    74.2%
   Four years later ...       71.4%    79.8%
   Five years later ...       75.1%


                                        12
PAGE

     The preceding table does not present accident or policy year development data. As indicated in the preceding table, the Company has developed redundancies for all periods presented. These redundancies were offset, in part, by deficiencies related to workers' compensation in the 1990 and 1991 accident years. Furthermore, in evaluating the re-estimated liability and cumulative redundancy, it should be noted that each percentage includes the effects of changes in amounts for prior periods.
For example, a redundancy related to losses settled in 1994, but incurred in 1989, would be included in the re-estimated liability and cumulative redundancy percentage for each of the years 1989 through 1993. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it is not appropriate to extrapolate future redundancies based on this table.

                           Non-Insurance Assets

  Businesses Divested

     During 1994 and 1995, the Company completed the divestiture of all of its non-insurance subsidiaries.

     In March 1994, the Company sold its Sperry Rail unit, which provided track testing services for the railroad industry, for $9.8 million in cash. In May 1994, the Company sold its Marathon Power Technologies Company unit, which manufactured vented-cell nickel-cadmium aircraft batteries, for $10.6 million in cash plus a $2.5 million note. In June 1994, the Company sold its 53.5% common stock interest in DI Industries, Inc., which provided onshore contract oil and gas well drilling services, for $14.5 million in cash. In February 1995, the Company sold its Apparatus unit, which manufactured aerial lift trucks, for $7.3 million in cash plus an $8.5 million note, subject to a post-closing adjustment.

     See Note 3 of Notes to Financial Statements for information with respect to the revenues, operating income and carrying value of the businesses sold.

  Other

     Coal Properties. The Company and a subsidiary own fee interests in coal properties in Illinois, Ohio and Pennsylvania. Most of these properties are leased at various royalty rates to coal mining companies under long-term arrangements, including fixed-term leases with renewal options and exhaustion leases. The Company does not produce, prepare or sell coal or conduct mining operations.

     Eight mines operated by lessees of the leased coal properties supply steam coal for electrical utilities or industrial customers. The future level of royalties above certain minimum and advance royalties from the reserves presently under lease will depend upon the rate of mining, the change in certain price indices and, in some instances, the sales price of the coal. During 1994, the leased coal properties produced royalties of $6.2 million.

     GCT and Related Development Rights.  Subsidiaries of the
Company own Grand Central Terminal ("GCT") in New York City and rights (the "Development

                                    13
PAGE

Rights") to develop or transfer approximately 1.7 million square feet of floor space in the GCT area. The Development Rights are derived from such subsidiaries' ownership of the land upon which GCT is constructed. Utilization or transfer of such rights requires the approval of certain New York City agencies. If required governmental approvals are obtained, the floor space may be developed on certain sites in the vicinity of GCT, in each case subject to the requirements of applicable law.

     The Company leases GCT (but not the Development Rights) and its related Harlem and Hudson rail lines to the Metropolitan Transportation Authority of the State of New York (the "MTA").
In April 1994, the Company agreed to extend the end of the term lease from the year 2032 to 2274 and to grant an option to the MTA to purchase the leased property in 25 years. In return, the Company received consideration having an estimated present value of $55 million, consisting principally of a $5 million cash payment and an increase in future rental payments to the Company of approximately $2 million per year. Under the agreement with the MTA, the Company relinquished its right to construct an office building over GCT. However, the Company retained its rights to transfer the Development Rights from GCT to other sites in the surrounding area.

     The Company has been party to a contract, originally entered into in 1983, for the sale of 1.5 million square feet of Development Rights to a partnership controlled by The First Boston Corporation (the "Partnership") for use at one or more sites neighboring GCT. Litigation brought by the Partnership challenging the New York City Planning Commission's denial of a special permit to transfer a portion of such Development Rights to a particular site was dismissed in 1991. That dismissal became final in May 1994 and, as a result, the contract will expire in accordance with its terms in May 1995.

     Real Estate. Subsidiaries of the Company own certain land and rights associated with the potential development of areas adjacent to, and above, the rail line at the Scarsdale, New York commuter railroad station. The Village of Scarsdale has designated a subsidiary of the Company as preferred developer for the construction of a residential and retail use project adjacent to such station. Pursuant to the agreement with the MTA discussed above under "GCT and Related Development Rights," in April 1994, subsidiaries of the Company transferred all other rights to develop areas adjacent to, or above, the Harlem and Hudson rail lines to the MTA.

     The Company also has a program for the sale of real estate assets that relate to its former rail operations and other surplus land and facilities.

     Oil and Gas Properties. The Company owns certain oil and gas properties, located primarily in Oklahoma.

     Management Company. Buckeye Management Company, a subsidiary of the Company, manages as the sole general partner of, and owns a 2% economic interest in, Buckeye Partners, L.P., which owns and operates refined petroleum products and crude oil pipelines in the northeast and midwestern United States.

                                  GENERAL

     Compliance with federal, state and local environmental protection laws

                                    14
PAGE
during 1994 had no material effect upon the Company's capital expenditures, earnings or competitive position, and management anticipates no such material effects resulting from compliance during 1995. However, certain claims are pending against the Company relating to environmental conditions allegedly attributable to the railroad operations of its predecessor, Penn Central Transportation Company, as described below under Item 3--"Legal Proceedings."

                                 EMPLOYEES

     As of February 28, 1995, the approximate number of employees of the Company and its consolidated subsidiaries was:

Insurance .......................................         3,600
Non-Insurance ...................................           600
Corporate........................................           100

Total ...........................................         4,300

     Approximately 170 of these employees, all in Non-Insurance businesses, are covered by collective bargaining agreements.


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

     The principal facilities by reportable industry segment and other operations are as follows:

                                 Insurance

  Non-Standard Automobile

     The NSA Group's principal offices are leased facilities located in Birmingham, Alabama (68,000 square feet), Atlanta (81,000 square feet) and Norcross (147,000 square feet), Georgia and Independence, Ohio (43,000 square feet). These leases expire in 2005, 1998, 2000 and 1998, respectively.

  Workers' Compensation

     Republic Indemnity leases office space in Encino (72,000 square feet), San Francisco (57,000 square feet), San Diego (11,000 square feet) and Sacramento (9,000 square feet), California, and Phoenix, Arizona (3,000 square feet) under agreements expiring in 1996, 2001, 1998, 1996 and 2000, respectively.

                           Non-Insurance Assets

  Coal Properties

     The Company and a subsidiary own fee interests in approximately 161,000 acres of coal properties in Illinois, Ohio and Pennsylvania. Approximately

                                    15
PAGE

105,000 acres of these properties remain leased at various royalty rates to coal mining companies under long-term arrangements, including fixed-term leases with renewal options and exhaustion leases.

  GCT and Related Development Rights

     Subsidiaries of the Company own GCT and rights to develop floor space in the Grand Central Terminal area of New York City, as discussed under Item 1--"Description of Business--Non-
Insurance Assets--GCT and Related Development Rights."

  Real Estate

     The Company's real estate inventory at December 31, 1994 included approximately 13,000 acres of real estate (including approximately 50 acres with surplus facilities formerly used in divested operations) spread throughout 13 states.

  Oil and Gas Properties

     All of the Company's oil and gas properties are located in the United States. As of December 31, 1994, the Company had interests in 56 gross (27 net) producing oil wells and 4 gross (1 net) producing gas wells and 4,800 gross (2,238 net) developed and 12,007 gross (2,929 net) undeveloped acres.


Item 3.  Legal Proceedings

                        Pre-Reorganization Matters

     The following matters arose out of railroad operations disposed of by the Company's predecessor, Penn Central Transportation Company ("PCTC"), prior to its bankruptcy reorganization in 1978 and, accordingly, any ultimate liability arising therefrom in excess of previously established loss accruals would be attributable to pre-reorganization events and circumstances. In accordance with the Company's pre-reorganization accounting policy, any such ultimate liability will reduce the Company's capital surplus and shareholders' equity, but will not be charged to income. See Note 1 of the Notes to Financial Statements. This accounting policy will not be available to New American Premier, which is the Company's parent as a result of the Acquisition described under
Item 1--"Business--Introduction," in its consolidated financial statements.

  USX Litigation

     In May 1994, USX Corporation ("USX") and its former subsidiary, Bessemer and Lake Erie Railroad Company ("B&LE"), filed actions (the "Actions") in the U.S. District Court for the Western District of Pennsylvania in Pittsburgh and in the Ohio State Court of Common Pleas for Cuyahoga County, Ohio against the Company, as successor to the railroad business operated by PCTC prior to 1976. In both Actions, USX and B&LE seek indemnification and contribution for all or a portion of the approximately $600 million that USX paid on B&LE's behalf in satisfaction of a judgment entered in 1991 against B&LE (the "B&LE Judgment")

                                    16
PAGE
in certain litigation (the "Iron Ore Litigation") before the U.S. District Court for the Eastern District of Pennsylvania in Philadelphia that has been upheld on appeal and become final.
The B&LE Judgment was rendered against B&LE for its participation in an unlawful antitrust conspiracy among certain railroads commencing in the 1950's and continuing through the 1970's to deny competitive rail rates for the transportation of iron ore from certain lower Lake Erie docks to steel producing areas in the Midwest. USX and B&LE allege in both Actions that B&LE's liability for the B&LE Judgment was attributable to PCTC's alleged activities in furtherance of the conspiracy.

     The Company believes that both Actions are without merit. The Company was originally, like B&LE, a co-defendant in the Iron Ore Litigation. However, all claims against the Company in the Iron Ore Litigation were dismissed in the 1980's based on rulings that PCTC could not be held liable for such claims because (1) any liability based on PCTC's activities prior to October 24, 1978 was discharged by the consummation order in PCTC's bankruptcy reorganization proceedings (the "Bankruptcy Consummation Order") and (2) there was no evidence that PCTC or the Company engaged in any activities in furtherance of the alleged conspiracy during the period following October 24, 1978. The Company believes that, as a matter of law, USX and B&LE cannot avoid the effect of that dismissal by bringing its actions for indemnification and contribution, and that the Actions will also be dismissed. In addition, the Company has other substantial defenses which it believes are independent bases for dismissal of the Actions, including the jury findings in the Iron Ore Litigation that B&LE's participation in the alleged conspiracy was intentional, which the Company believes would bar any claims for indemnification or contribution against the Company.

     In June 1994, the Company petitioned the U.S. District Court for the Eastern District of Pennsylvania for an order directing USX and B&LE to dismiss the Actions because they violate the Bankruptcy Consummation Order, which contains an injunction against the assertion of claims against the Company based on PCTC's pre-consummation conduct.

     In October 1994, the District Court enjoined USX and B&LE from continuing the Actions against the Company, ruling that their claims are barred by the Bankruptcy Consummation Order. USX and B&LE have appealed the District Court's ruling to the U.S. Court of Appeals for the Third Circuit.

  Environmental Matters

     The Company is a party or named as a potentially responsible party in a number of proceedings and claims by regulatory agencies and private parties under various environmental protection laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), seeking to impose responsibility on the Company for hazardous waste remediation costs at certain railroad sites formerly owned by PCTC and at certain other sites where hazardous waste allegedly generated by PCTC's railroad operations is present. It is difficult to estimate the Company's liability for remediation costs at these sites for a number of reasons, including the number and financial resources of other potentially responsible parties involved at a given site, the varying availability of evidence by which to allocate responsibility among such parties, the wide range of costs for possible remediation alternatives, changing technology and the period of time over which these matters develop. Nevertheless, the Company believes that its previously established loss

                                    17
PAGE
accruals for potential pre-reorganization environmental liabilities at such sites (including those established as a result of the Special Court decision discussed below) are adequate to cover the probable amount of such liabilities, based on the Company's estimates of remediation costs and related expenses at such sites and its estimates of the portions of such costs that will be borne by other parties. Such estimates are based on information currently available to the Company and are subject to future change as additional information becomes available. Such estimates do not assume any recovery from the Company's insurance carriers, although the Company does intend to seek reimbursement from certain insurers for such remediation costs as the Company incurs.

     In August 1994, the Special Court created by the Regional Rail Reorganization Act of 1973 (the "Rail Act") ruled, in a decision that has become final, that CERCLA claims against the Company with respect to the railroad sites it transferred to Consolidated Rail Corporation ("Conrail") in 1976 pursuant to the Rail Act are not barred by the terms of the transfer or by the settlement of the valuation proceedings related to the transfer. In terms of potential liability to the Company, the most significant of the sites affected by the Special Court decision is the railyard at Paoli, Pennsylvania ("Paoli Yard") formerly owned by PCTC. A Record of Decision issued by the U.S. Environmental Protection Agency in 1992 presented a final selected remedial action for clean-up of polychlorinated biphenyls ("PCB's") at Paoli Yard having an estimated cost of approximately $28 million. As a result of the Special Court decision, the Company has accrued a substantial portion of such estimated clean-up costs in its financial statements (in addition to related expenses) but has not accrued the entire amount because it believes it is probable that other parties, including Conrail, will be responsible for substantial percentages of the clean-up costs by virtue of their operation of electrified railroad cars at Paoli Yard that discharged PCB's at higher levels than discharged by cars operated by PCTC.

     In management's opinion, the outcome of the foregoing environmental claims and contingencies will not, individually or in the aggregate, have a material adverse effect on the financial condition of the Company. In making this assessment, management has taken into account previously established loss accruals in its financial statements and probable recoveries from third parties.

                               Other Matters

     AFC (which owns approximately 44.8% of the Company's outstanding common stock), the Company and the Company's directors are defendants in nine actions (the "Actions") filed by shareholders of the Company shortly following the December 12, 1994 public announcement of the definitive agreement for the proposed Acquisition described under Item 1--"Business-- Introduction." Of the Actions, six are class actions and one is a derivative action pending in the Court of Common Pleas of Hamilton County, Ohio, and two are class actions pending in the Court of Common Pleas of Philadelphia County, Pennsylvania. The Actions generally allege that the Acquisition would result in self-dealing transactions which dilute the equity interests of the Company's shareholders, and involve the purchase of AFC at a price which is excessive and unfair to the Company's public shareholders. Prior to the Settlement described below, the Actions sought to (1) enjoin preliminarily and permanently the Acquisition until full disclosure of all material facts has been made; (2) establish an

                              18
PAGE
independent special committee to evaluate the terms of the proposed Acquisition and employ appropriate procedural safeguards to protect the interests of the Company's public shareholders;
(3) rescind the Acquisition or pay unspecified rescissory damages; and (4) recover unspecified compensatory and rescissory damages and court costs and attorneys' fees.

     As a result of negotiations between counsel for plaintiffs and representatives of defendants, the parties have executed a memorandum of understanding which settles all of the claims in all of the Actions, subject to court approval and confirmatory discovery (the "Settlement"). The defendants in the Actions deny any liability, that they acted or failed to act in any manner that could rise to a claim of breach of fiduciary duty, or that they have violated any law. The defendants have agreed to the Settlement solely to avoid the burden and expense of further litigation and to facilitate the consummation of the Acquisition, which they believe is in the best interests of the Company's public shareholders. The Settlement requires that Carl H. Lindner and the members of his family (who collectively own all of AFC's outstanding common stock) reduce the number of shares of New American Premier common stock that they will receive in the Acquisition by 290,000 shares and required certain revisions to the Proxy Statement/Prospectus mailed to the Company's shareholders in connection with the Acquisition. The Company's public shareholders will benefit from the Settlement because there will be fewer shares of New American Premier common stock outstanding. The defendants have agreed not to oppose the application of plaintiffs' counsel to the Court for up to $2,000,000 in fees and up to $100,000 in costs to be paid by New American Premier.

     On January 18, 1995, an Information was filed against Buckeye Pipe Line Company ("Buckeye") in the U.S. District Court for the Western District of Pennsylvania by the U.S. Government charging Buckeye with two misdemeanor violations of environmental laws. Buckeye is a subsidiary of the Company which operates refined petroleum products pipelines. The charges arose from an incident on March 30, 1990 in which a landslide in western Pennsylvania ruptured one of Buckeye's pipelines, and petroleum products flowed into a tributary of the Allegheny River. The Information alleges violation of the strict liability provisions of the Rivers and Harbors Act and negligence under the Clean Water Act. This matter is not considered material to the Company's financial condition or results of operations, but is included herein to comply with Securities and Exchange Commission rules requiring disclosure of environmental proceedings brought by governmental entities involving potential sanctions exceeding $100,000.


Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.


Executive Officers of the Registrant

     The persons named below are executive officers of the Company who have been elected to serve in the capacities indicated at the pleasure of the Company's Board of Directors.

      Name, Age and               Principal Business Affiliations
Positions with the Company             During Past Five Years

Carl H. Lindner, 75               Mr. Lindner has been Chairman
  Chairman of the Board and       of the Board and Chief Execu-
    Chief Executive Officer       tive Officer of the Company
                                  for more than five years and is
                                  Chairman of the Board and Chief
                                  Executive Officer of New
                                  American Premier, which will be
                                  the Company's parent.  During
                                  the past five years, Mr.
                                  Lindner has been Chairman of
                                  the Board and Chief Executive
                                  Officer of AFC.  He is also
                                  a director of American Annuity
                                  Group, Inc., American Financial
                                  Enterprises, Inc., Chiquita
                                  Brands International, Inc. and
                                  Citicasters Inc.  Mr. Lindner
                                  is Carl H. Lindner III's
                                  father.

Carl H. Lindner III, 41           Mr. Lindner has been President
  President and Chief Operating   and Chief Operating Officer of
    Officer and a Director        the Company since February 1992
                                  and is President and Chief
                                  Operating Officer and a direc-
                                  tor of New American Premier.
                                  He served as Vice Chairman of
                                  the Board of the Company from
                                  October 1991 to February 1992.
                                  During the past five years, Mr.
                                  Lindner has been President of
                                  Great American Insurance
                                  Company, a property and casu-
                                  alty insurance company owned by
                                  AFC.

Neil M. Hahl, 46                  Mr. Hahl has been Senior Vice
  Senior Vice President           President of the Company for
    and a Director                more than five years and is
                                  Senior Vice President and a
                                  director of New American
                                  Premier.  He is also a director
                                  of Buckeye Management Company.

Robert W. Olson, 49               Mr. Olson has been Senior Vice
  Senior Vice President,          President, General Counsel and
    General Counsel and           Secretary of the Company for
    Secretary and a Director      more than five years and is
                                  Senior Vice President, General
                                  Counsel and Secretary and a
                                  director of New American
                                  Premier.

                                    20
PAGE

      Name, Age and               Principal Business Affiliations
Positions with the Company             During Past Five Years

Robert F. Amory, 49               Mr. Amory has been Vice Presi-
  Vice President and Controller   dent and Controller of the
                                  Company for more than five
                                  years and is Vice President and
                                  Controller of New American
                                  Premier.

R. Bruce Brumbaugh, 42            Mr. Brumbaugh has been Vice
  Vice President -- Risk          President -- Risk Management of
    Management                    the Company for more than five
                                  years.

Richard A. Carlson, 43            Mr. Carlson was elected Vice
  Vice President and              President in February 1994 and,
    Assistant General Counsel     prior thereto, had been Staff
                                  Vice President since January
                                  1990 and Assistant General
                                  Counsel since April 1988.

Michael L. Cioffi, 42             Mr. Cioffi was elected Vice
  Vice President and              President in February 1993
    Assistant General Counsel     and, prior thereto, had been
                                  Staff Vice President since
                                  January 1990 and Assistant
                                  General Counsel since February
                                  1988.

Robert E. Gill, 48                Mr. Gill has been Vice Presi-
  President--Taxes                dent--Taxes of the Company for
                                  more than five years.

Philip A. Hagel, 50               Mr. Hagel has been Vice Presi-
  Vice President and Treasurer    dent and Treasurer of the
                                  Company for more than five
                                  years.

Michael D. Krause, 42             Mr. Krause has been President
  President - Non-Standard        of the Company's Non-Standard
    Automobile Insurance Group    Automobile Insurance Group
                                  since October 1994.  Mr. Krause
                                  has been President of Windsor
                                  Insurance Company, a non-
                                  standard automobile insurance
                                  subsidiary of the Company, for
                                  more than five years.  Mr.
                                  Krause is deemed to be an
                                  "executive officer" of the
                                  Company, as that term is
                                  defined in Rule 3b-7 of the
                                  Securities Exchange Act of
                                  1934, because of the nature of
                                  his responsibilities as an
                                  officer of subsidiaries of the
                                  Company.

                                    21
PAGE

                                  PART II


Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters


     The Company's common stock is listed and traded principally on the New York Stock Exchange. On March 23, 1995, there were approximately 15,624 holders of record of the Company's Common Stock.
     During each of the first three quarters of 1993, the Company's Board of Directors declared dividends of $.21 per share, and during the fourth quarter of 1993 declared a dividend of $.22 per share. The Board declared dividends of $.22 per share in each of the first three quarters of 1994, $.25 per share in the fourth quarter of 1994, the latter of which was paid in January 1995, and $.25 per share in the first quarter of 1995, payable in April 1995.
     The following table sets forth the high and low stock prices of the Company's Common Stock for the last two years, as reported on the New York Stock Exchange Composite Tape.


                          1994                1993
                      High      Low      High       Low

First Quarter       $33 1/4   $23 3/8   $28 5/8   $23 1/2
Second Quarter       30        23 3/4    33 7/8    25 1/2
Third Quarter        27 5/8    23 3/4    39 3/4    30 3/8
Fourth Quarter       27        21 5/8    34 1/8    29


     The Company's policy is to pay quarterly dividends on its common stock in amounts determined by its Board of Directors. It is expected that New American Premier will adopt this policy. The ability of New American Premier to pay dividends will be dependent upon, among other things, the availability of dividends and payments under intercompany tax allocation agreements from its insurance company subsidiaries.

Item 6.    Selected Financial Data

(Dollars in millions, Except Per Share Amounts and Ratios)
                                1994      1993       1992      1991      1990
Income Statement Data:(1)
Net Written Premiums         $1,635.5   $1,378.9  $1,067.3  $  864.6  $  345.1
Insurance Revenues:
     Premiums Earned         $1,557.9   $1,273.6  $  998.7  $  845.6  $  342.0
     Net Investment Income      129.9      114.7     105.0      97.9      51.6
     Net Realized Gains
          (Losses)                 -        17.5      23.6      26.5      (9.0)
Loss on Sale of General Cable
  Corporation Securities        (75.8)        -         -         -         -
Other Revenues                  155.4      357.5     297.6     305.4     395.3
          Total Revenues     $1,767.4   $1,763.3  $1,424.9  $1,275.4  $  779.9

Income from Continuing Operations
  before Income Taxes:
     Insurance Operations    $  164.7   $  167.4  $  143.5  $  144.5  $   36.8
     Other Operations          (123.5)      22.7     (59.4)    (65.1)     58.8
                             $   41.2   $  190.1  $   84.1  $   79.4  $   95.6
Income from Continuing
  Operations(2)              $     .8   $  242.7  $   50.9  $   50.2  $   62.9
Income from Continuing Operations
  Per Share(2)               $    .02   $   5.03  $   1.08  $   1.03  $   1.03

Balance Sheet Data
  (at year-end):(1)
Investments Held by Insurance
  Operations                 $1,870.6   $1,602.7  $1,304.2  $1,121.9  $  997.2
Cash, Short-term Investments and
  Marketable Securities Other
     Than Those of Insurance
     Operations                 758.0      611.2     395.1     537.3     458.6
Total Assets                  4,194.0    4,049.6   3,486.2   3,330.0   3,280.1
Unpaid Losses and Loss Adjustment
  Expenses, Policyholder Dividends
  and Unearned Premiums       1,673.5    1,425.5   1,069.0     889.5     823.4
Debt                            507.3      523.2     656.1     665.9     516.2
Common Shareholders' Equity   1,548.7    1,722.3   1,502.8   1,479.0   1,634.2
Book Value Per Share of
     Common Stock               33.46      36.30     32.40     31.23     31.00
Total Debt to Total Capital       25%        23%       30%       31%       24%
Certain Financial Ratios
  and Other Data:
Cash Dividends Declared Per Share
  of Common Stock            $    .91   $    .85  $    .81  $    .71  $    .53
Statutory Surplus of Insurance
  Operations(3)              $  643.6   $  567.3  $  453.6  $  392.9  $  345.0
Statutory Net Written Premiums to
  Statutory Surplus(3,4)          2.5x       2.4x     2.3x       2.3x      2.2x
GAAP Combined Ratio              97.0%      96.2%    97.5%      97.0%     99.9%
Statutory Combined Ratio(3)      98.5%      94.0%    96.5%      98.5%    100.1%
Industry Statutory Combined
     Ratio for Property and
     Casualty Insurers(5)       109.4%est. 106.9%   115.8%     108.8%    109.6%

23PAGE

(1) The Company's principal non-standard automobile insurance operations were acquired on December 31, 1990 in a business acquisition accounted for as a purchase. Results of operations of the acquired businesses are included from the effective date of the acquisition and the net assets of the acquired companies are included as of December 31, 1990. Year-to-year comparisons are also affected by business dispositions and by restructuring provisions and certain unusual charges. See Note 3 of Notes to Financial Statements and "Management's Discussion and Analysis - Results of Operations" for further information.
(2) The 1993 results include a $132 million, or $2.74 per share, tax benefit attributable to an increase in the Company's net deferred tax asset. See Note 7 of Notes to Financial Statements and "Management's Discussion and Analysis - Results of Operations".
(3) Statutory information is based on domestic insurance operations only.
(4) For 1990, the writings to surplus ratio is based on statutory surplus of Republic Indemnity only, excluding the statutory surplus of the NSA Group which was acquired on December 31, 1990, and a reinsurance subsidiary which had insignificant written premiums.
(5) Industry information was derived from Best Week Property/Casualty Supplement (January 11, 1995 edition).

Item 7.
      Management's Discussion and Analysis of Financial
      Condition and Results of Operations


     Management's Discussion and Analysis discusses the Company's financial condition and results of operations for each of the three years in the period ended December 31, 1994. The following is a description of the Company's Insurance segment and other operations. Amounts presented in the discussion and analysis relate only to continuing operations unless otherwise indicated.
     On March 23, 1995, the Company's shareholders approved the acquisition of all of the common stock of American Financial Corporation ("AFC"). Consummation of the acquisition is pending receipt of a private letter ruling from the Internal Revenue Service regarding the continuation of the Company's federal income tax consolidated group. Upon consummation of the acquisition, the Company will become a wholly owned subsidiary of American Premier Group, Inc. ("New American Premier"), a new corporation formed by the Company for the purpose of acquiring all of the common stock of AFC. As part of such acquisition (the "Acquisition"), (a) each outstanding share of Company Common Stock will be converted into one share of New American Premier common stock and each outstanding share of AFC common stock will be converted into 1.435 shares of New American Premier common stock and (b) the Company and AFC will become subsidiaries of New American Premier. See Note 2 of Notes to Financial Statements.


INSURANCE
     The Insurance segment consists primarily of a group of non-standard private passenger automobile insurance companies (the "NSA Group") and a business which sells workers' compensation insurance principally in California ("Republic Indemnity"). The non-standard automobile insurance companies insure risks not typically accepted for standard automobile insurance coverage because of the applicant's driving record, type of vehicle, age or other criteria.


NON-INSURANCE OPERATIONS
     These operations included the manufacture of a variety of industrial products and the providing of other industrial services as well as energy and real estate operations. In connection with the Company's previously announced divestiture effort, all of the industrial businesses have been sold. Two were sold during 1993, two in 1994 and one in February of 1995. Also during 1994, the Company sold its majority interest in operations which provided onshore oil and gas contract drilling and well workover services. These businesses did not comprise reportable industry segments of the Company and, accordingly, are not reportable as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
     The Company's management believes the following information may be useful in understanding the liquidity and capital resources of the Company.

(Dollars in Millions, Except Per Share Amounts)
As of and for the years ended December 31,      1994      1993      1992
Cash, Parent Company short-term investments
  and Parent Company fixed maturity
  securities                                  $838.5    $669.2    $498.8
Deduct items not readily available for
  corporate purposes:
    Cash held by the insurance operations      (36.3)    (23.2)    (26.8)
    Securities held in bank escrow accounts    (21.2)    (20.2)    (65.5)
    Private placement notes                    (23.0)    (14.6)    (11.4)
Cash, short-term investments and marketable
  securities                                  $758.0    $611.2    $395.1

Total debt as a percentage of total capital      25%       23%       30%

Book value per share of Common Stock          $33.46    $36.30    $32.40
Net cash provided by continuing operating
  activities                                  $307.6    $304.1    $217.9

     The $146.8 million increase during 1994 in the cash, short-term investments and marketable securities included in the preceding table was principally attributable to the sale for $176.7 million of the Company's General Cable Corporation ("General Cable") subordinated notes ("General Cable Notes") and General Cable common stock to Wassall PLC ("Wassall"). See Note 3 of Notes to Financial Statements for additional information on the General Cable transaction. The Company also received aggregate proceeds of $34.9 million from the divestiture of three of its non-insurance businesses. These increases in cash, short-term investments and marketable securities were partially offset by purchases of shares of Company Common Stock for $47.7 million and the Company's redemption of all of its outstanding 9 1/2 percent subordinated debentures for $16.2 million plus accrued interest. During the period subsequent to December 31, 1994 through February 13, 1995, the Company purchased 3.3 million shares of its Common Stock for $82.8 million.
     One of the strategic objectives of the Acquisition of AFC is to provide an opportunity to redeploy most of the Company's substantial Parent Company investment assets to produce a higher rate of return than has been available on the short-term fixed maturity instruments in which they have been invested. This objective is expected to be achieved through the utilization of up to approximately $625 million of the Parent Company investment portfolio to retire relatively expensive AFC and Company long-term debt. Any such assets used to retire AFC debt are expected to be provided for such purpose principally in the form of interest-bearing loans by the Company to AFC or New American Premier.
26PAGE

     The Company's Federal income tax loss carryforward is available to offset taxable income and, as a result, the Company's requirement to currently pay Federal income tax is substantially eliminated. It is expected that the 1994 consolidated Federal income tax return will report a remaining net operating loss carryforward currently estimated at approximately $505 million, which will expire at the end of 1996 unless previously utilized. After the Acquisition, it is anticipated that the Company's federal income tax consolidated group will continue to exist, but will not include any companies not presently in the group, except for New American Premier. Accordingly, it is expected that the Company's Federal income tax loss carryforward will continue to offset taxable income of members of the continuing group through 1996, if not fully utilized prior thereto.

Net Cash Provided by Continuing Operating Activities

     During each of the three years in the period ended December 31, 1994, the Company's continuing operations provided significant financial resources and sufficient cash flow to meet its operating requirements. Management expects that the Company's operating cash flow and financial resources will continue to be adequate to meet its operating needs in the short-term and long-term (i.e., more than twelve months) future. If funds generated from operations, including dividends from subsidiaries, are insufficient to meet debt service charges and other corporate expenses in any period, the Company would be required to meet such charges through short-term bank borrowings or sales of assets. Cash flows of the Company may be influenced by a variety of factors, including changes in the property and casualty insurance industry, the insurance regulatory environment and general economic conditions. Operating cash flow of the insurance operations is dependent primarily on the growth of written premiums, the requirements for claim payments and the rate of return achieved on the insurance investment portfolio.
     Cash provided by operating activities in 1994 was $3.5 million higher than in 1993. This increase resulted primarily from an increase of $13.8 million in the insurance operations' operating cash flow. While the NSA Group and Republic Indemnity continued to experience growth in written premiums during 1994, the favorable impact of such growth on the operating cash flow has been partially offset by an increase in claims payments at the NSA Group resulting from business expansion in previous periods and by an increase in policyholder dividend payments at Republic Indemnity resulting from favorable loss development. Also contributing to the favorable operating cash flow comparison are higher interest receipts on the Parent Company investment portfolio and lower interest payments due to debt reductions in 1993. In addition, in connection with the Company's sale of its General Cable Notes and common stock, the Company received a $19.2 million payment from Wassall in consideration of assuming responsibility for certain actual and potential liabilities. For further information regarding such liabilities, see Note 11 of Notes to Financial Statements. These favorable variances were partially offset by lower operating cash flow from the Company's non-insurance operations. Operating cash flow for 1993 also included net proceeds of $15.6 million resulting from the settlement of certain litigation relating to a previously owned subsidiary which was included in the Company's 1992 spin-off to its shareholders of substantially all of the Company's General Cable stock (the "General Cable Spin-off") and $26.0 million from payment of a note relating to the prior sale of an offshore drilling rig.
     During 1994 and 1993, the insurance operations generated operating cash flow of $341.6 million and $327.8 million, respectively, of which approximately 92 percent and 66 percent, respectively, was reinvested in the insurance operations to support underwriting activities. The remaining amount, net of capital contributions
27PAGE
where applicable, was paid to the Parent Company through dividends and intercorporate tax allocation payments. The increase in the amount of operating cash flow retained by the insurance operations in 1994, as compared with 1993, is attributable to higher 1994 capital requirements to support net written premium growth in the NSA Group and variations in the timing of intercorporate tax allocation payments. The Company's insurance subsidiaries are restricted as to the amount of stockholder dividends they can pay to the Company without prior regulatory approval. Under these restrictions, the maximum amount of dividends which can be paid to the Company during 1995 by these subsidiaries is $83.8 million.
     Cash provided by operating activities in 1993 was $86.2 million higher than in 1992. This increase was primarily due to an increase in the insurance operations' operating cash flow at Republic Indemnity and, to a lesser extent, at the NSA Group. Proceeds from payment of the note relating to the prior sale of an offshore drilling rig and the previously mentioned litigation settlement relating to a former subsidiary which was included in the General Cable Spin-off, as well as lower interest payments due to the redemption of the Company's 11 percent subordinated debentures in July 1993, also contributed to the improved operating cash flow. These favorable variances were partially offset by a settlement payment resulting from the termination of a reinsurance contract, lower operating cash flow from the Company's industrial operations and lower interest receipts on the Parent Company investment portfolio.

Investing and Financing Activity

     During 1994, the Company's insurance operations made net purchases of investments of $275.4 million and net purchases of investments for the Parent Company investment portfolio totalled $129.1 million. The Company also used $47.7 million for purchases of shares of Company Common Stock, $40.6 million for the payment of Common Stock dividends, $22.1 million for capital expenditures, $16.2 million to redeem all of its outstanding 9 1/2 percent subordinated debentures and $13.9 million for the purchase of two small insurance companies. During this same period, the Company received $176.7 million from the sale of its General Cable Notes and stock to Wassall, $34.9 million from the sale of three of its non-insurance businesses and $19.1 million for shares of Company Common Stock issued pursuant to the exercise of employee stock options.
     At December 31, 1994, the Parent Company investment portfolio held unrated or less than investment grade corporate debt securities with carrying values of $27.2 million. At that date, the Company's insurance operations held $129.1 million of such unrated or less than investment grade debt securities and preferred stocks. As a group, unrated or less than investment grade investments may be expected to generate higher average yields than investment grade securities. However, the risk of loss from default by the borrower may be greater with respect to such securities because these issuers usually have higher levels of indebtedness and may be more sensitive to adverse economic conditions than are investment grade issuers. In addition, there is only a thinly traded secondary market for such securities and market quotations are available from a limited number of dealers. In order to manage its risk associated with these investments, the Company limits its investment in unrated or less than investment grade securities of any one issuer and regularly monitors the condition of the issuers and their industries. At December 31, 1994, the largest investment of the Company and its insurance operations in such securities of any one issuer totalled $37.5 million.

     During 1993, sales of the Parent Company's shares of common stock of Tejas Gas Corporation ("Tejas")and limited partnership units of Buckeye Partners L.P. ("Buckeye Units"), sales of the Company's defense services operations and two of the Company's industrial businesses and payment by General Cable of its short-term note, issued in connection with the General Cable Spin-off, provided approximately $294 million in the aggregate. In addition, the Company received $24.0 million from the sale of shares of Company Common Stock pursuant to the exercise of employee stock options. During this same period, the Company used $133.3 million to redeem all of its outstanding 11 percent subordinated debentures, $52.8 million for the payment of the purchase price contingency relating to the acquisition of the NSA Group and $38.0 million to acquire Leader National Insurance Company ("Leader National"). The Company also used $38.2 million for the payment of Common Stock dividends, $17.5 million for capital expenditures and $4.5 million for the purchase of an investment in an insurance company located in the United Kingdom. The Company's insurance operations made net purchases of investments of $179.9 million during 1993 and the Company used approximately $165.5 million for net purchases of investments for the Parent Company investment portfolio.
     The Company's principal source of cash from investing and financing activities during 1992 was maturities of the Parent Company investment portfolio (net of purchases of investments) which provided $113.2 million. In addition to $25 million transferred to General Cable as part of the General Cable Spin-off, the Company used cash of $36.8 million for Common Stock dividends, $36.8 million for purchases of shares of Company Common Stock, $14.6 million for capital expenditures and $13.1 million for the repayment of debt. The Company's insurance operations made net purchases of investments totalling $164.3 million.
     During each of the three years in the period ended December 31, 1994, the Company's continuing operations did not have large capital spending requirements. The Company presently has no plans or commitments for material capital expenditures.


Borrowing Facilities and Debt Obligations

     Because of the Company's balances of cash and short-term investments and its positive cash flow from operating activities, the current borrowing requirements for the Company's existing businesses are not significant. At December 31, 1994, the Company's total debt to total capital ratio was 25 percent as compared with 23 percent at year-end 1993. After taking into consideration the Company's purchases of its Common Stock which have been made subsequent to December 31, 1994, the Company's total debt to total capital ratio at December 31, 1994 would be 26 percent. Total capital as defined for this ratio consists of debt, minority interests in subsidiaries and common shareholders' equity. The Company is in compliance with all of its debt covenants, none of which are materially restrictive.
     Under certain circumstances, the holders of the Company's outstanding subordinated notes (see Note 6 of Notes to Financial Statements) can require the Company to purchase all or part of such notes at par plus accrued interest (the "Put Right"). The Acquisition of AFC, if followed by a ratings downgrade by either of two rating agencies, would trigger the Put Right. Both agencies have placed the notes under review for possible ratings downgrade as a result of the Acquisition. The Company is unable to predict whether either or both of these agencies will in fact downgrade the notes or to what extent, if any, holders of the notes would exercise their Put Right.

Adjustments of Estimated Pre-reorganization Liabilities

     During 1994, 1993 and 1992, the Company increased its accruals for its net probable liability for claims and contingencies arising from events and circumstances preceding the Company's 1978 reorganization. In 1994, the Company accrued $52.0 million consisting of pre-reorganization environmental and occupational injury and disease claims and related expenses offset by a credit representing the net present value of installment payments to be paid by Chicago Union Station ("CUSCO") to the Company resulting from a judgment against CUSCO in favor of the Company. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility on the Company for hazardous waste remediation costs at certain railroad sites formerly owned by the Company's railroad predecessor, Penn Central Transportation Company ("PCTC"), and at certain other sites where hazardous waste was allegedly generated by PCTC's railroad operations. The occupational injury and disease claims include pending and expected claims by former employees of PCTC of injury or disease allegedly caused by exposure to excessive noise or asbestos in the railroad workplace. In 1993, the Company accrued $14.0 million for pre-reorganization environmental claims and related expenses. In 1992, the Company accrued $15.0 million for pre-reorganization occupational injury and disease and environmental claims and related expenses. Consistent with the Company's reorganization accounting policy, such amounts were charged to capital surplus rather than income. See Notes 1, 11 and 12 to Notes of Financial Statements.
     There are a number of factors which affect the Company's estimate of its liability for future environmental remediation costs, including the number and financial resources of potentially responsible parties at a given site, the varying availability of evidence by which to allocate responsibility among such parties, the wide range of costs for possible remediation alternatives, changing technology and the period of time over which these matters develop. Although it is difficult to estimate future environmental liabilities, the Company believes that the accruals for potential pre-reorganization environmental liabilities at December 31, 1994 are adequate based on the Company's estimates of remediation costs and related expenses as well as its estimates of the portions of those costs that will be borne by other parties.
     The net probable liabilities for pre-reorganization occupational injury and disease claims and related expenses are based on the accumulation of estimates for reported claims, estimates of unreported claims based on past experience, estimates of probable recoveries from insurance carriers and estimates of expenses for investigating such claims. These liabilities are subject to the impact of changes in amounts required to settle claims and frequency and other factors. The Company believes that the amounts recorded at December 31, 1994 are adequate for pre-reorganization occupational injury and disease liabilities.
     The Company's estimates for environmental and occupational injury and disease liabilities are based on information currently available to the Company and are subject to change in future periods as additional information becomes available.
30PAGE

RESULTS OF OPERATIONS

Analysis of Continuing Operations

     The Company reported income from continuing operations for 1994 of $.8 million, or $.02 per share, which includes a net realized capital loss of $1.53 per share, principally comprised of a $75.8 million loss from the disposal of the General Cable Notes which were previously owned by the Company.
     Income from continuing operations for 1993 was $242.7 million, or $5.03 per share, which includes tax benefits of $132.0 million, or $2.74 per share, attributable to increases in the Company's net deferred tax asset and a net realized capital gain of $43.6 million, or $.90 per share, which included gains from the Company's sales of its Tejas shares and Buckeye Units and provisions for losses on the sales of certain non-insurance operations. Income from continuing operations for 1992 was $50.9 million, or $1.08 per share, which included a net realized capital gain of $12.3 million, or $.26 per share.
     The Company's 1994 after-tax results increased to $74.5 million, or $1.55 per share, excluding the net realized capital loss, from $67.1 million, or $1.39 per share, for 1993, excluding the unusual deferred tax benefits and net realized capital gain. This increase primarily resulted from higher investment income from the insurance operations' investment portfolio and lower interest expense, partially offset by a reduction in interest and dividend income from the Parent Company investment portfolio and lower underwriting results. In 1993, the Company recognized approximately $25.4 million of interest income on the General Cable Notes. The Company's 1994 earnings do not include any interest income on the General Cable Notes.
     The 1993 income from continuing operations of $67.1 million, or $1.39 per share, increased from $38.6 million, or $.82 per share, reported in 1992, excluding the net realized capital gain. The increase was principally due to improved operating results in the Company's insurance operations and higher interest and dividend income generated from the Parent Company investment portfolio. In 1992, the Company recognized approximately $12.7 million of interest income on the General Cable Notes.

Insurance

     Earned premiums of the insurance operations increased to $1,557.9 million in 1994 as compared with $1,273.6 million for 1993. The increase was primarily due to an increase in earned premiums at the NSA Group and, to a lesser extent, at Republic Indemnity. Investment income before realized gains and losses on sales of investments also increased due to higher average investment balances primarily due to increased written premiums, partially offset by a decrease in the average yield on the insurance operations' investment portfolio. Operating income in 1994 was $165.4 million as compared with $167.4 million in 1993. The 1993 results include net realized gains from sales of investment securities of $17.5 million. There were no realized gains from such sales in 1994. See Note 4 of Notes to Financial Statements for further information regarding gross realized and unrealized investment gains and losses. Excluding such gains, the insurance operations experienced an increase in operating income of $15.5 million primarily due to an increase in underwriting profit at Republic Indemnity and higher investment income, partially offset by lower underwriting profit at the NSA Group.
31PAGE

     Earned premiums of the insurance operations increased to $1,273.6 million in 1993 as compared with $998.7 million for 1992 due to increases at both the NSA Group and Republic Indemnity. Investment income before realized gains and losses on sales of investments also increased due to higher average investment balances, partially offset by a decrease in the average yield on the insurance operations' investment portfolio. Operating income in 1993 increased to $167.4 million from $143.5 million in 1992, primarily due to improved underwriting results at Republic Indemnity and higher investment income, partially offset by lower net realized gains. Net realized gains from sales of investment securities in the insurance operations' portfolio totaled $17.5 million for 1993 compared with $23.6 million for 1992.
     Underwriting profitability of the insurance operations is measured by the combined ratio which, on a generally accepted accounting principles ("GAAP") basis, is calculated as the quotient of (a) the sum of insurance losses and loss adjustment expenses ("LAE"), policyholder dividends and commissions and other insurance expenses, excluding amortization of cost in excess of net assets acquired, divided by (b) premiums earned, as reflected in the accompanying financial statements. Underwriting results are considered profitable when the combined ratio is under 100 percent. The GAAP combined ratio was 97.0 percent in 1994, 96.2 percent in 1993 and 97.5 percent in 1992.


NSA Group

     In general, automobile coverage written by the NSA Group is sold to drivers who have not been accepted for coverage by a writer of standard risks due to driving history, type of automobile, age of insured or other factors. Because it can be viewed as a residual market, the size of the non-standard private passenger automobile insurance market changes with the insurance environment. Management of the Company believes the non-standard market has experienced growth in recent years as standard insurers have become more restrictive in the types of risks they will write. During the past three years, the NSA Group continued to obtain new licenses to write business in additional jurisdictions. Total number of licenses held by the NSA Group has grown by approximately 69 percent during this time period. Entering additional states, increased market penetration in its existing states and the purchase of Leader National have been primarily responsible for the significant premium growth achieved by the NSA Group during the last three years.
     The NSA Group management believes it has achieved underwriting success over the past several years as compared to the automobile insurance industry as a whole due, in part, to the refinement of various risk profiles, thereby dividing the consumer market into more defined segments which can either be excluded from coverage or priced properly. The NSA Group also generally writes policies of short duration which allow more frequent rating evaluations of individual risks, providing management greater flexibility in the ongoing assessment of the business. In addition, the NSA Group has implemented cost control measures both in the underwriting and claims handling areas.
32PAGE

     The following table presents certain information with respect to the NSA Group's insurance operations.

                                       (Dollars in Millions)
 Years Ended December 31,         1994          1993      1992
 Net Written Premiums          $1,154.1       $901.9    $660.4

 Net Earned Premiums            1,071.9       $804.4    $594.8

 Loss and LAE                     813.7        575.8     414.8
 Underwriting Expenses            256.3        204.4     156.7
 Underwriting Profit           $    1.9       $ 24.2    $ 23.3

 GAAP Ratios:
      Loss and LAE Ratio           75.9%       71.6%      69.7%
      Underwriting Expense
           Ratio                   23.9         25.4      26.4
      Combined Ratio               99.8%        97.0%     96.1%

 Statutory Ratios: (1)
      Loss and LAE Ratio           76.0%        72.5%     69.7%
      Underwriting Expense
           Ratio                   23.7         24.4      26.1
      Combined Ratio               99.7%        96.9%     95.8%

 Total Private Passenger Automobile
   Insurance Industry Statutory
   Combined Ratio(2)              102.7%est.   101.7%    102.0%

 (1)  Based on domestic insurance operations only.

 (2) Industry information was derived from Best Week Property/Casualty Supplement (January 11, 1995 edition). The comparison shown is to the private passenger automobile insurance industry. Although the Company believes that there is no reliable regularly published combined ratio data for the non-standard automobile insurance industry, the Company believes that such a combined ratio would present a less favorable comparison in that it would be lower than the private passenger automobile industry average shown above.

     Despite increasing competitive pressures from other insurers during 1994, the NSA Group experienced growth in net written premiums of approximately 28 percent as compared to 1993, principally due to increased penetration within the NSA Group's existing markets. The net written premium growth rate during the latter half of 1994 was somewhat lower than that experienced during the first six months of the year. Underwriting conditions in the private passenger automobile insurance marketplace were affected by competitive conditions and the pricing policies of insurers. Also, improving economic conditions contributed to increased driving activity resulting in an increase in the frequency of accidents and severity of loss claims. These trends caused a deterioration in the NSA Group's underwriting profit margins during 1994. Also contributing to the decline in underwriting profit for 1994 were losses resulting from hailstorm damage in Texas. These factors were partially offset by underwriting profit from the Company's entry into certain foreign and domestic markets, as well as improved underwriting margins in several of the Company's markets where the book of business has matured and a greater portion of written premium is derived from renewal policies.
The underwriting expense ratio
33PAGE
improved during 1994 as a result of cost containment measures and reductions in commission rates.
     In response to the declining underwriting margins, the NSA Group began to increase premium rates in certain states in mid-1994 and has continued this action into 1995. Although such new rate levels had little effect on earned premium and underwriting profit during 1994, the higher rate levels should have an impact during 1995 as the premiums written under the new rates are earned. However, the rate of written and earned premium growth during 1994 may not be sustained in the future as a result of such rate increases coupled with competitive pressures in the non-standard automobile insurance industry.
     The growth in net written premiums of approximately 37 percent during 1993 was principally due to the pursuit of business in new markets and the acquisition of Leader National. The increase in the combined ratio for 1993 was primarily caused by rate adjustments which more favorably affected 1992 underwriting results and an increase in losses in the 1993 first quarter resulting from a more severe winter than in the prior period. Partially offsetting these factors was a decrease in the underwriting expense ratio as growth in earned premiums outpaced associated expenses.


Republic Indemnity

     Republic Indemnity's workers' compensation insurance operations are highly regulated by California state authorities.
In July 1993, California enacted significant changes in the workers' compensation insurance system (the "Reform Legislation") which have affected Republic Indemnity's results of operations. In addition, these insurance operations are affected by employment trends in their markets, litigation activities, legal and medical costs, use of vocational rehabilitation programs and the provision of benefits for traditionally non-occupational injuries, such as stress and trauma claims. While changes in claims costs are ultimately reflected in premium rates, there historically has been a time lag of varying periods between the incurrence of higher or lower claims costs and premium rate adjustments, which may result in periods of unfavorable or favorable underwriting results. Management believes that Republic Indemnity's stringent underwriting standards, disciplined claims philosophy, expense containment and reputation with insureds have combined to produce superior underwriting results as compared to the industry in general.
     The Reform Legislation effected an immediate overall 7 percent reduction in workers' compensation insurance premium rates and replaced the workers' compensation insurance minimum rate law, effective January 1, 1995, with a procedure permitting insurers to use any rate within 30 days after filing it with the Insurance Commissioner unless the rate is disapproved by the Insurance Commissioner.
     On December 1, 1993, the Insurance Commissioner ordered an additional 12.7 percent minimum premium rate decrease effective January 1, 1994 for new and renewal policies entered into on or after January 1, 1994. On September 21, 1994, the Insurance Commissioner approved an additional 16 percent minimum premium rate decrease effective October 1, 1994 for all new and renewal policies with anniversary dates on or after October 1, 1994 as well as the unexpired portion of policies incepting on or after January 1, 1994.
      The mandated premium rate reductions have already impacted Republic Indemnity's results of operations. In addition, Republic Indemnity has encountered extremely competitive pricing in the marketplace as a result of the repeal of the 34PAGE workers' compensation minimum rate law effective January 1, 1995. Management intends to maintain its stringent underwriting standards and pricing discipline, which are likely to have at least a temporary adverse effect on premium volume and profitability. Historically, Republic Indemnity's policyholder dividends have been among the highest in the industry. To meet future pricing competition, Republic Indemnity has the option of quoting business without indication of policyholder dividends. While this option may serve to partially mitigate the adverse effects of these developments, the Company is unable to predict their ultimate impact on its workers' compensation insurance operations.
     As a result of the Reform Legislation's provisions permitting employers to require injured workers to obtain medical services from "managed" health care organizations under prescribed circumstances, several health care organizations have become affiliated, contractually and otherwise, with certain workers' compensation insurers. During 1994, Republic Indemnity entered into a managed care arrangement with a health care organization. The Company continues to evaluate the implications of these provisions, as well as the resulting affiliations, but is unable to predict their ultimate impact on its workers' compensation insurance operations.
     While Republic Indemnity has operated on a profitable basis, no assurances can be given that it could continue to do so in the face of adverse conditions in the California workers' compensation market.

     The following table presents certain information with respect to Republic Indemnity's insurance operations.

                                      (Dollars in Millions)
 Years Ended December 31,             1994      1993      1992
 Net Written Premiums               $479.5    $465.8    $397.0

 Net Earned Premiums                $483.8    $458.5    $394.1

 Loss and LAE                        276.7     270.2     261.8
 Underwriting Expenses                88.3      70.6      63.3
 Policyholder Dividends               75.7      93.2      67.5
 Underwriting Profit                $ 43.1    $ 24.5    $  1.5

 GAAP Ratios:
      Loss and LAE Ratio              57.2%     59.0%     66.4%
      Underwriting Expense Ratio      18.3      15.4      16.1
      Policyholder Dividend Ratio     15.6      20.3      17.1
      Combined Ratio                  91.1%     94.7%     99.6%

 Statutory Ratios:
      Loss and LAE Ratio              57.2%     59.0%     69.1%
      Underwriting Expense Ratio      18.3      15.4      16.0
      Total Loss and Expense Ratio    75.5      74.4      85.1
      Policyholder Dividend Ratio     20.4      13.7      11.6
      Combined Ratio                  95.9%     88.1%     96.7%

 Total Workers' Compensation Insurance
   Statutory Combined Ratio(1)        99.0%est.109.1%    121.5%

 (1)  Industry information was derived from Best Week
      Property/Casualty Supplement (January 11, 1995 edition).
35PAGE

     During 1994, Republic Indemnity experienced lower growth in earned and net written premiums largely due to the aforementioned mandatory premium rate reductions, and during the fourth quarter of 1994, Republic Indemnity experienced a decline in net written premiums of approximately 9.5 percent compared with the 1993 period. Nevertheless, the number of policies in force was approximately 11 percent higher at December 31, 1994 than at the end of 1993, reflecting Republic Indemnity's favorable competitive position in the industry in 1994.
     The decrease in Republic Indemnity's 1994 loss and LAE ratio as compared with 1993 was mainly attributable to favorable loss development relating to prior years' claims activity, partially offset by an increase in the frequency of claims and the impact of the 1994 rate reductions. The decrease in policyholder dividends during 1994 was due in part to a decrease in net premiums written by Republic Indemnity that were eligible for policyholder dividend consideration as well as increases in commission rates. The sizes of such rates are factors in the determination of potential policyholder dividend payments. During 1994, the underwriting expense ratio increased mainly due to higher commission expenses coupled with the decline in the earned premium growth rate.
      During 1993, the increase in both earned and net written premiums of approximately 17 percent was primarily due to improvement in the Company's relative competitive position in the industry resulting in part from the withdrawal of several workers' compensation carriers from the Los Angeles, California market. In addition, the California State Fund, the largest writer of workers' compensation insurance in California, reduced its policyholder dividends during 1992 making its program less attractive to the market. During this same period, Republic Indemnity's underwriting results benefited from a decrease in the frequency and severity of losses, in part due to a reduction in fraudulent claims, and a lower underwriting expense ratio as compared with the prior year.


Interest and Dividend Income

     Interest and dividend income of the Parent Company investments decreased $15.0 million in 1994, as compared with 1993, due primarily to the absence of interest income on the General Cable Notes in 1994 as a result of their sale. In 1993, the Company recognized approximately $25.4 million of interest income on the General Cable Notes. For further information, see Note 3 of Notes to Financial Statements. The decrease in interest income due to the sale of the General Cable Notes was partially offset by higher interest income on the Parent Company investment portfolio attributable to an increase in both average investment balances and average yields as compared with 1993.
     Interest and dividend income of the Parent Company investments increased $7.9 million in 1993, as compared with 1992, due primarily to an increase in interest income on the General Cable Notes largely attributable to the inclusion of a full year of interest in 1993 as compared with 1992. The increase in interest income due to the General Cable Notes was partially offset by lower interest income on the Parent Company investment portfolio attributable to a decrease in average yields as compared with 1992. 36PAGE

Interest and Debt Expense

     Interest and debt expense for 1994 decreased $9.6 million, compared with 1993, due primarily to the Company's redemption of all $133.3 million principal amount of its 11 percent subordinated debentures during the 1993 third quarter.
     Interest and debt expense for 1993 decreased $6.8 million compared with 1992 due primarily to the above-mentioned redemption.


Other Expense (Income) - Net

Other expense (income) - net consists of the following:

                                          (In Millions)
For the Years Ended December 31,           1994      1993      1992
Settlement of claims and
  contingencies, net                     $   .5    $  6.3    $  6.5
Minority interests in earnings
  of consolidated subsidiaries               .4      (1.5)     (1.4)
Taxes other than income                     7.2       6.7       6.7
Other                                       3.1       4.1       4.3
  Total                                  $ 11.2    $ 15.6    $ 16.1

     The component, "Settlement of claims and contingencies, net", in the above table includes expense in 1993 which was primarily attributable to a $2 million provision for environmental costs relating to the Company's previously-owned petroleum products pipeline operations and to certain litigation settlements.
     The expense reported in such component in 1992 was primarily attributable to a $4 million provision recorded in connection with the settlement of post-reorganization environmental claims relating to a previously-owned battery manufacturing facility.


Income Taxes

     For 1994, the Company recorded income tax expense of $40.4 million as compared with an income tax benefit of $52.6 million for 1993 and income tax expense of $33.2 million for 1992. The 1993 benefit was attributable to an increase of $132.0 million in the Company's net deferred tax asset due to revisions to the estimated future taxable income during the Company's tax loss carryforward period. For more information concerning these adjustments, see
Note 7 of Notes to Financial Statements.
     As of December 31, 1994, the Company's gross deferred tax asset was $481.2 million, which after a valuation allowance of $213.5 million resulted in a net deferred tax asset of $267.7 million. The net deferred tax asset represents the portion of the gross deferred tax asset which management believes is more likely than not to be realized consistent with the recognition criteria as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".
     Management believes that it is more likely than not that the net deferred tax asset at December 31, 1994 will be realized primarily through the generation of taxable income during the loss carryforward period. This belief derives from an analysis of estimated future taxable income based on certain assumptions concerning future events during the loss carryforward period. The estimate of future taxable
37PAGE
income used in determining the net deferred tax asset is not necessarily indicative of the Company's future results of operations. As is the case with any estimate of future results, there will be differences between assumed and actual economic and business conditions of future periods. Moreover, the estimate may also be affected by unpredictable future events, including but not necessarily limited to changes in the Company's capital structure and future acquisitions and dispositions. Therefore, the analysis of estimated future taxable income will be reviewed and updated periodically, and any required adjustments, which may increase or decrease the net deferred tax asset, will be made in the period in which the developments on which they are based become known.
38PAGE

Item 8.  Financial Statements and Supplementary Data

         The consolidated financial statements of the Company and its subsidiaries and an index thereto are included on pages F-1 through F-32 of this Report. Selected quarterly financial data is included in Note 16 of the Notes to Financial Statements.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         Not applicable.


                                 PART III

Item 10. Directors and Executive Officers of the Registrant

         Except to the extent included in Part I under the caption "Executive Officers of the Registrant," the information called for by Item 10 is incorporated by reference to the definitive proxy statement involving the election of directors which the Company or New American Premier, as the Company's successor, intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1994.

Item 11. Executive Compensation

         The information called for by Item 11 is incorporated by reference to the definitive proxy statement involving the election of directors which the Company or New American Premier, as the Company's successor, intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1994.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

         The information called for by Item 12 is incorporated by reference to the definitive proxy statement involving the election of directors which the Company or New American Premier, as the Company's successor, intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1994.

         As a result of the Acquisition, Carl H. Lindner and members of his family will own approximately 55.2% of the outstanding common stock of New American Premier and effectively control New American Premier and the Company. Carl H. Lindner, Chairman of the Board and Chief Executive Officer of the Company, is Chairman of the Board and Chief Executive Officer of New American Premier and AFC. See Item 1--"Introduction" and "Executive Officers of the Registrant" in Part I.

Item 13. Certain Relationships and Related Transactions

         The information called for by Item 13 is incorporated by reference to the definitive proxy statement involving the election of directors which the Company or New American Premier, as the Company's successor, intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1994.

                                    39
PAGE

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K

      (a) The following documents are filed as a part of this report:

          (1) and (2) Financial Statements and Financial State ment Schedules--see Index to Financial Statements and Financial Statement Schedules appearing on Page F-1.

          (3) Exhibits:

      Exhibit Number
      (Referenced to
      Item 601 of
      Regulation S-K)

(2)             ---Agreement and Plan of Acquisition and       *
                   Reorganization by and among American
                   Premier Group, Inc., the Company, American
                   Premier Sub, Inc., American Financial
                   Corporation and AFC Sub, Inc. dated as
                   of December 9, 1994, as amended, incor-
                   porated by reference to Exhibit 2 to the Registration Statement on Form S-4
                   No. 33-56813 (effective February 17, 1995) of American Premier Group, Inc.

(3)       (i)   ---Amended and Restated Articles of Incor-     *
                   poration of the Company, as amended
                   effective March 25, 1994, incorporated by reference to Exhibit (3)(i) to the Company's
                   Annual Report on Form 10-K for 1993.

         (ii)   ---By-Laws of the Company, as amended
                   February 15, 1995.

(4)(i)          ---Order No. 3708 of the United States Dis-    *
                   trict Court for the Eastern District of
                   Pennsylvania in In the Matter of Penn
                   Central Transportation Company, Debtor,
                   Bankruptcy No. 70-347 dated August 17,
                   1978 directing the consummation of the
                   Plan of Reorganization for Penn Central
                   Transportation Company, incorporated by
                   reference to Exhibit 4 to Form 8-K Current
                   Report of Penn Central Transportation
                   Company for August 1978.

(4)(ii)  (a)    ---(i) Indenture dated as of August 1, 1989    *
                   between the Company and Morgan Guaranty
                   Trust Company of


-----------

     * Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

      Exhibit Number
      (Referenced to
      Item 601 of
      Regulation S-K)

                   New York, as Trustee, regarding the
                   Company's Subordinated Debt Securities
                   (the "Indenture"), incorporated by
                   reference to Exhibit 4.1 to the Company's
                   Form 8-K Current Report dated August 10,
                   1989.

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

                ---(v) Officer's Certificate Pursuant to       *
                   Sections 102 and 301 of the Indenture
                   relating to authentication and designation of the Company's 10-7/8% Subordinated Notes due May 1, 2011, to which is attached the Form of Note, incorporated by reference to Exhibit 4.1 to the Company's Form 8 amendment dated May 8, 1991 to the Company's Form 8-K Current Report dated May 7, 1991.


-----------

     * Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

                                    41
PAGE

      Exhibit Number
      (Referenced to
      Item 601 of
      Regulation S-K)

(10)(i)         ---Stock Purchase Agreement, dated as of       *
                   June 10, 1993, among the Company, PCC
                   Technical Industries, Inc. and Tracor,
                   Inc., incorporated by reference to
                   Exhibit (99) to the Company's Current
                   Report on Form 8-K dated May 26, 1993.

The following Exhibits (10)(iii)(a) through (10)(iii)(g) are compensatory plans and arrangements in which directors or executive officers participate:

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

                ---(iv) The Company's Stock Option Loan Pro-  *
                   gram, as amended February 8, 1991, incorpor-rated by reference to Exhibit (10)(iii)(a)(v) to the Company's Annual Report on Form 10-K for 1990.

           (b)  ---The Company's Annual Incentive Compensa-    *
                   tion Plan, as amended February 12, 1992, incorporated by reference to Exhibit
                   (10)(iii)(b) to the Company's Annual Report on Form 10-K for 1991.

           (c)  ---Description of the Company's retirement     *
                   program for outside directors, as adopted by the Company's Board of Directors on March 23, 1983, incorporated by reference to Exhibit (10)(iii)(i) to the Company's Annual Report on Form 10-K for 1982.


-----------

     * Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

                                    42
PAGE

      Exhibit Number
      (Referenced to
      Item 601 of
      Regulation S-K)

           (d)  ---The Company's Employee Stock Redemption     *
                   Program, as adopted by the Company's Board of Directors on March 28, 1985, incorpor-ated by reference to Exhibit (10)(iii)(j) to the Company's Annual Report on Form 10-K for 1984.

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

                ---(iv) Letter agreement amending the fore-
                   going Consulting and Severance Agreements dated June 29, 1994 between the Company and Alfred W. Martinelli.

           (f)  ---Letters dated April 9, 1987 from the Com-   *
                   pany to each of Neil M. Hahl and Robert W.
                   Olson, officers of the Company, with
                   respect to severance arrangements, as
                   supplemented by letters dated June 26,
                   1987 to each such officer, incorporated by reference to Exhibit (10)(iii)(a) to the Company's Form 10-Q Quarterly Report for the Quarter Ended June 30, 1987.


-----------

     * Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

                                    43
PAGE

      Exhibit Number
      (Referenced to
      Item 601 of
      Regulation S-K)

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

           (h)  ---(i) Business Assumption Agreement,          *
                   effective as of December 31, 1990, between Stonewall Insurance Company and Dixie Insurance Company (now Infinity Insurance Company), incorporated by reference to Exhibit (10)(iii)(o)(i) to the Company's Annual Report on Form 10-K for 1990.

                ---(ii) Quota Share Agreements, effective      *
                   December 31, 1990, between Stonewall
                   Insurance Company and Dixie Insurance
                   Company (now Infinity Insurance Company), incorporated by reference to Exhibit
                   (10)(iii)(o)(ii) to the Company's Annual
                   Report on Form 10-K for 1990.

                ---(iii) Management Agreement, effective as    *
                   January 1, 1991, by and between Dixie
                   Insurance Company (now Infinity Insurance
                   Company) and Stonewall Insurance Company, incorporated by reference to Exhibit
                   (10)(iii)(o)(iii) to the Company's Annual
                   Report on Form 10-K for 1990.

                ---(iv) Assumption and Bulk Reinsurance Agree-
                   ment, effective December 31, 1994, between Stonewall Insurance Company and Infinity
                   Insurance Company.



------------

     * Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

                                    44
PAGE

      Exhibit Number
      (Referenced to
      Item 601 of
      Regulation S-K)

           (i)  ---Excess of Loss Agreements, effective        *
                   December 31, 1990, between Great American
                   Insurance Company and each of Atlanta
                   Casualty Company, Dixie Insurance Company
                   (now Infinity Insurance Company) and Windsor
                   Insurance Company, incorporated by reference to Exhibit (10)(iii)(p) to the Company's Annual Report on Form 10-K for 1990.

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

(21)            ---List of subsidiaries of the Company.

(23)            ---Consent of Deloitte & Touche LLP.

(27)            ---Financial data schedule.                    +

(28)            ---Information from reports provided to state
                   regulatory authorities.

     (b)  Reports on Form 8-K filed during the quarter ended
          December 31, 1994:

          Current Report on Form 8-K (Items 5 and 7) dated
          December 9, 1994.


-----------

     * Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

     + Copy included in Report filed electronically with the Securities and Exchange Commission.

                                    45
PAGE

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form
S-8 No. 2-81422 (filed January 20, 1983), registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 No. 2-72453 (filed December 23, 1983), registrant's Registration Statement on Form S-8 No. 33-34871 (filed May 11, 1990) and registrant's Registration Statement on Form S-8 No. 33-48700 (filed June 17, 1992):

          Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.


                                    46
PAGE

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICAN PREMIER UNDERWRITERS, INC.
                                (Registrant)


                              By        Carl H. Lindner
                                --------------------------------
                                        Carl H. Lindner
                                   Chairman of the Board and
                                    Chief Executive Officer


Date:  March 29, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 29, 1995         By      Theodore H. Emmerich
                                --------------------------------
                                      Theodore H. Emmerich
                                           Director


Date:  March 29, 1995         By        James E. Evans
                                --------------------------------
                                        James E. Evans
                                           Director


Date:  March 29, 1995         By          Neil M. Hahl
                                --------------------------------
                                          Neil M. Hahl
                             Senior Vice President and a Director
                                 (Principal Financial Officer)



Date:  March 29, 1995         By         Thomas M. Hunt
                                --------------------------------
                                         Thomas M. Hunt
                                            Director


Date:  March 29, 1995         By        Carl H. Lindner
                                --------------------------------
                                        Carl H. Lindner
                                Chairman of the Board and Chief
                                Executive Officer and a Director


                                    47
PAGE

Date:  March 29, 1995         By       Carl H. Lindner III
                                --------------------------------
                                       Carl H. Lindner III
                                            Director


Date:  March 29, 1995         By        S. Craig Lindner
                                --------------------------------
                                        S. Craig Lindner
                                            Director


Date:  March 29, 1995         By        William R. Martin
                                --------------------------------
                                        William R. Martin
                                            Director


Date:  March 29, 1995         By       Alfred W. Martinelli
                                --------------------------------
                                       Alfred W. Martinelli
                                             Director


Date:  March 29, 1995         By         Robert W. Olson
                                --------------------------------
                                         Robert W. Olson
                                            Director


Date:  March 29, 1995         By         Robert F. Amory
                                --------------------------------
                                         Robert F. Amory
                                  Vice President and Controller
                                  (Principal Accounting Officer)


                                    48
PAGE

                 AMERICAN PREMIER UNDERWRITERS, INC.

   Index to Financial Statements and Financial Statement Schedules



                                                       Page Number

Independent Auditors' Report                              F-2


American Premier Underwriters, Inc. and
     Consolidated Subsidiaries:

     Statement of Income-
          For the years ended December 31, 1994,
          1993 and 1992                                   F-3

     Balance Sheet-
       December 31, 1994 and 1993                         F-4

     Statement of Cash Flows-
          For the years ended December 31, 1994,
          1993 and 1992                                   F-5

     Notes to Financial Statements                        F-6

     Schedule III - Condensed Financial Information of
          Registrant                                      S-1

     Schedule VIII - Valuation and Qualifying Accounts    S-3



     Schedules other than those listed above are omitted because they are either not applicable or not required or the information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


American Premier Underwriters, Inc.

     We have audited the financial statements and financial statement schedules of American Premier Underwriters, Inc. and Consolidated Subsidiaries listed in the accompanying Index to Financial Statements and Financial Statement Schedules. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such financial statements present fairly, in all material respects, the financial position of American Premier Underwriters, Inc. and Consolidated Subsidiaries at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information shown therein.
     As discussed in Note 7 to the financial statements, in 1992 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.



Deloitte & Touche LLP
Cincinnati, Ohio

February 15, 1995
(March 23, 1995 with respect
to the acquisition of American
Financial Corporation as discussed
in Note 2 to the financial
statements)

  AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
                         STATEMENT OF INCOME

                                         For the years ended December 31,
(In Millions, Except Per Share Amounts)         1994      1993      1992
Net written premiums                         $1,635.5  $1,378.9  $1,067.3

Revenues
  Insurance operations
     Premiums earned                         $1,557.9  $1,273.6  $  998.7
     Net investment income                      129.9     114.7     105.0
     Net realized gains                           -        17.5      23.6
  Other operations
     Net sales                                  116.9     198.3     255.4
     Interest and dividend income                38.4      53.4      45.5
     Loss on sale of General Cable
      Corporation securities                    (75.8)       -       -
     Net realized gains (losses)                   .1     105.8      (3.3)
                                              1,767.4   1,763.3   1,424.9
Expenses
  Insurance operations
     Losses                                     939.3     726.9     579.5
     Loss adjustment expenses                   151.4     130.0     107.1
     Commissions and other insurance expenses   356.0     288.3     229.7
     Policyholder dividends                      75.7      93.2      67.5
  Other operations
     Cost of sales                               70.1      88.9     143.8
     Operating expenses                          45.3     105.7     107.3
     Corporate and administrative expenses       20.0      20.2      20.2
     Interest and debt expense                   53.2      62.8      69.6
     Provision for loss on sale of subsidiaries
       and asset impairment                       4.0      41.6        -
     Other expense (income), net                 11.2      15.6      16.1
                                              1,726.2   1,573.2   1,340.8

Income from continuing operations before
  income taxes                                   41.2     190.1      84.1
Income tax (expense) benefit                    (40.4)     52.6     (33.2)

Income from continuing operations                  .8     242.7      50.9

Discontinued operations:
    Income from discontinued operations            -        2.8       1.7
    Loss on disposal                              (.5)    (13.5)       -
Cumulative effect of accounting change             -         -      252.8
Net income                                   $     .3  $  232.0  $  305.4

Earnings per share data:
     Continuing operations                   $    .02  $   5.03  $   1.08
     Discontinued operations                     (.01)     (.22)      .04
     Cumulative effect of accounting change        -         -       5.36
                                             $    .01  $   4.81  $   6.48

Weighted average number of common shares         48.0      48.2      47.2

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.
F-3PAGE

AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
BALANCE SHEET

                                                            December 31,
(In Millions, Except Share Data)                          1994      1993
Assets:
Investments held by insurance operations
     Fixed maturity securities
          Held for investment - stated at amortized
            cost (market $1,244.5 and $1,173.0)        $1,317.9  $1,113.0
          Available for sale - stated at market
            (cost $524.1 and $408.7)                      501.0     432.8
     Short-term investments                                51.7      56.9
                                                        1,870.6   1,602.7
Parent Company investments
     Fixed maturity securities
          Held for investment - stated at amortized
            cost (market $271.5 and $251.7)               279.3     248.9
          Available for sale - stated at market
            (cost $328.0 and $ - )                        323.4       -
     Short-term investments                               199.1     387.9
     General Cable Corporation notes                        -       286.8
     Equity in affiliates                                  11.7      20.1
                                                          813.5     943.7

Cash                                                       36.7      32.4
Accrued investment income                                  46.6      43.4
Agents' balances and premiums receivable                  343.8     289.9
Reinsurance receivable                                     52.7      47.6
Other receivables                                          42.2      51.4
Deferred policy acquisition costs                          92.1      77.4
Cost in excess of net assets acquired                     394.5     406.8
Deferred tax asset                                        267.7     295.8
Other assets                                              233.6     258.5
    Total                                              $4,194.0  $4,049.6



Liabilities And Common Shareholders' Equity:
Unpaid losses and loss adjustment expenses             $1,130.9  $  961.4
Policyholder dividends                                    102.4     111.8
Unearned premiums                                         440.2     352.3
Debt                                                      507.3     523.2
Minority interests in subsidiaries                          6.2      15.1
Accounts payable and other liabilities                    458.3     363.5
  Total liabilities                                     2,645.3   2,327.3

Common Stock, $1.00 par value - outstanding or
  issuable 46,282,157 and 47,446,094 shares                46.3      47.4
Capital surplus                                           662.2     746.2
Retained earnings (from October 25, 1978)                 867.5     912.3
Net unrealized gains (losses) on investments              (27.3)     16.4
  Total common shareholders' equity                     1,548.7   1,722.3
    Total                                              $4,194.0  $4,049.6

            SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.
F-4PAGE

  AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
                       STATEMENT OF CASH FLOWS

                                              For the years ended December 31,
(In Millions)                                        1994      1993      1992
Cash flows of operating activities:
  Income from continuing operations               $     .8  $  242.7  $   50.9
  Adjustments to reconcile income from continuing
   operations to net cash provided by continuing
   activities
     Deferred Federal income tax                      36.3     (57.9)     28.9
     Depreciation, depletion and amortization         27.5      32.8      33.5
     Net (gain) loss on disposals of businesses,
       investments and property, plant and
       equipment                                      76.9     (80.6)    (19.2)
     Changes in assets and liabilities, excluding
        effects of acquisitions and divestitures
        of businesses
          Increase in receivables                    (54.8)    (96.9)    (47.2)
          (Increase) decrease in other assets         (5.4)      6.7       8.3
          Increase (decrease) in accounts payable and
            other liabilities                         (7.0)     12.7     (16.9)
          Increase in unpaid losses and loss adjustment
            expenses                                 155.2      94.8      99.6
          Increase (decrease) in policyholder
            dividends                                 (9.4)     30.4      11.7
          Increase in unearned premiums               82.1     105.7      68.6
      Litigation settlement                             -       15.6        -
      Other, net                                       5.4      (1.9)      (.3)
               Net cash flows of operating
                 activities                          307.6     304.1     217.9

Cash flows of investing activities:
  Purchases of available for sale investments       (508.8)   (158.6)       -
  Maturities and sales of available for sale
     investments                                     103.6     149.4        -
  Purchases of held for investment securities       (341.0)   (576.9)       -
  Maturities of held for investment securities       144.0     548.0        -
  Purchases of investments                          (263.4)   (344.1) (1,401.1)
  Sales and maturities of investments                318.5     278.4     963.7
  Net (increase) decrease in short-term investments  142.6     (37.2)    361.3
  Sale of General Cable Corporation securities       176.7        -         -
  Sales of businesses                                 31.6      89.7        -
  Acquisitions of businesses, net of cash acquired   (13.9)    (95.3)       -
  Capital expenditures                               (22.1)    (17.5)    (14.6)
  Other, net                                          10.2      (1.4)      2.0
               Net cash flows of investing
                 activities                         (222.0)   (165.5)    (88.7)

Cash flows of financing activities:
  Repayment of debt                                  (17.5)   (135.1)    (13.1)
  Common Stock dividends                             (40.6)    (38.2)    (36.8)
  Exercise of stock options and conversion of Career
     Shares                                           19.1      24.0      12.6
  Purchases of Company Common Stock                  (47.7)     (1.9)    (36.8)
  Issuance of debt                                     1.2       1.8       3.1
  Other, net                                           4.2      (1.3)       .2
               Net cash flows of financing
                 activities                          (81.3)   (150.7)    (70.8)

Net cash flows from continuing operations              4.3     (12.1)     58.4
Net cash (to) from discontinued operations              -        8.3     (36.6)
Increase (decrease) in cash                            4.3      (3.8)     21.8
Cash - beginning of year                              32.4      36.2      14.4
Cash - end of year                                $   36.7  $   32.4  $   36.2

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

 AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
     All majority-owned subsidiaries are consolidated, with the exception of the Company's defense services operations sold in August 1993 and those businesses included in the 1992 Spin-off to the Company's shareholders of the Company's principal manufacturing operations which have been classified as discontinued operations. The Company's only industry segment is specialty property and casualty insurance. Intercompany transactions and balances are eliminated. Certain amounts in the consolidated financial statements for years prior to 1994 have been reclassified to conform to the current presentation.


Revenue Recognition
     Premiums are earned ratably over the terms of the insurance policies, net of reinsurance ceded.


Earnings Per Share
     For the years ended December 31, 1994 and 1993, earnings per share are calculated on the basis of the weighted average number of shares of common stock outstanding during the period and the dilutive effect of assumed conversion of common stock equivalents
(stock options and Career Shares).   For 1992, the assumed
conversion of common stock equivalents was not deemed dilutive and is therefore not reflected in the earnings per share presentation for that period.


Investments
     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The adoption of SFAS No. 115 did not have a material effect on the Company's financial position or results of operations.
     Investments in fixed maturity securities which will be held for indefinite periods of time are classified as available for sale and are stated at market value, with net unrealized gains or losses (net of deferred income taxes) credited or charged to shareholders' equity. Investments in fixed maturity securities which the Company has both the intent and the ability to hold to maturity are stated at cost, adjusted for amortization of discount or premium unless there is an impairment of value which is determined to be other than temporary, in which case they are carried at estimated net realizable value. In certain limited circumstances, such as significant individual issuer credit deterioration, a major business combination or disposition or if required by insurance or other regulators, the Company may
F-6PAGE
dispose of such investments prior to their scheduled maturities. Short-term investments are carried at amortized cost which approximates market value. The Company uses the "specific identification" method of determining the cost of investments sold. For further information, see Notes 4 and 5.


Cost in Excess of Net Assets Acquired
     The excess of the acquisition cost over the net assets of businesses acquired ("Goodwill") is being amortized using the straight-line method over periods not exceeding 40 years. At December 31, 1994 and 1993, accumulated amortization of cost in excess of net assets acquired totaled $52.7 million and $42.9 million, respectively.
     The Company's management continually monitors whether significant changes in certain industry and regulatory conditions or prolonged trends of declining profitability have occurred which would lead the Company to question the recoverability of the carrying value of its Goodwill. The Company's evaluation of its recorded Goodwill would be based primarily on estimates of future earnings, as well as all other available factors which may provide additional evidence relevant to the assessment of recoverability of its Goodwill.

Deferred Policy Acquisition Costs
     Deferred policy acquisition costs applicable to unearned premiums are computed on a basis which gives recognition to underwriting expenses (commissions, premium taxes and certain other underwriting costs), loss, loss adjustment expense and policyholder dividend ratios and the anticipated expenses necessary to maintain policies in force. The deferred costs are limited to the difference between unearned premiums and expected related losses, loss adjustment expenses and policyholder dividends, with subsequent amortization to income occurring ratably over the terms of the related policies. Limits on deferred costs are calculated separately for significant lines of business without any consideration for anticipated investment income.


Unpaid Losses and Loss Adjustment Expenses
     The liabilities stated for unpaid losses and loss adjustment expenses are based on (a) the accumulation of case estimates for losses reported on the direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience, and (d) estimates of expenses for investigating and adjusting claims based on experience. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. In spite of the variability inherent in such estimates, management believes that the recorded liabilities for unpaid losses and loss adjustment expenses are adequate. Changes in estimates of the liabilities for unpaid losses and loss adjustment expenses are included in income in the period in which determined.

Policyholder Dividends
     Dividends payable to policyholders represent management's estimate of amounts payable on participating policies which share in favorable underwriting results. The estimate is accrued during the period in which the related premium is earned. Changes in estimates are included in income in the period determined. Policyholder dividends do not become legal liabilities unless and until declared by the boards of directors of the insurance companies.


Unearned Premiums
     Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force, generally computed by the application of daily pro rata fractions. On reinsurance assumed, unearned premiums are based on reports received from the ceding reinsurers and insurance pools and associations.

Reinsurance
     Portions of the Company's policy coverages are reinsured under contracts with various reinsurers. The more significant contracts represent excess of loss treaties designed to limit the Company's potential liability on significant policy coverages. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Effective January 1, 1993, the Company adopted SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". This statement requires ceding insurers to (a) report separately as assets estimated reinsurance receivables arising from reinsurance contracts and amounts paid to reinsurers relating to the unexpired portions of such contracts and (b) include corresponding amounts in unpaid losses and loss adjustment expenses on a gross basis. Prior to the adoption of SFAS No. 113, assets related to reinsurance activities were recorded as reductions to the liabilities stated for unpaid losses and loss adjustment expenses and unearned premiums. The adoption of SFAS No. 113 did not have a material impact on the Company's results of operations. Financial statements of prior periods have not been restated to reflect the provisions of this statement.
     Income on reinsurance contracts is recognized based on reports received from ceding reinsurers and insurance pools and associations.


Capital Surplus
     Adjustments to claims and contingencies arising from events or circumstances preceding the Company's 1978 reorganization are reflected in capital surplus if the adjustments are not clearly attributable to post-reorganization events or circumstances. Such pre-reorganization claims and contingencies consist principally of personal injury claims by former employees of the Company's predecessor and claims relating to the generation, disposal or release into the environment of allegedly hazardous substances arising out of railroad operations disposed of prior to the 1978 reorganization.

Fair Value of Financial Instruments
     Financial instruments are defined as cash, evidence of an ownership interest in an entity, or contracts relating to the receipt, delivery or exchange of financial instruments. The estimated fair value amounts of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in current market transactions. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. In addition, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1994. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein. The terms "fair value" and "market value" are used interchangeably in the financial statements and the notes thereto. Unless otherwise denoted, stated values of financial instruments approximate fair value.


2.   SUBSEQUENT EVENT - ACQUISITION OF AMERICAN FINANCIAL
     CORPORATION

     On March 23, 1995, the Company's shareholders approved the acquisition of all of the common stock of American Financial Corporation ("AFC"). Consummation of the acquisition is pending receipt of a private letter ruling from the Internal Revenue Service regarding the continuation of the Company's federal income tax consolidated group. Upon consummation of the acquisition, the Company will become a wholly owned subsidiary of American Premier Group, Inc. ("New American Premier"), a new corporation formed by the Company for the purpose of acquiring all of the common stock of AFC. Under the terms of the acquisition, (a) the Company will merge with a subsidiary of New American Premier and each of the
41.7 million shares of Company Common Stock expected to be then outstanding will be converted into one share of New American Premier Common Stock, and (b) AFC will merge with another subsidiary of New American Premier and each share of AFC Common Stock will be converted into 1.435 shares of New American Premier Common Stock (after giving effect to a litigation settlement). As a result of the acquisition, the Company and AFC each will become wholly owned subsidiaries of New American Premier and New American Premier will be the Company's successor as the issuer of publicly held common stock. AFC owns approximately 18.7 million shares of the Company's common stock (representing 44.8 percent of the outstanding shares), which will be treated as having been acquired by New American Premier in the acquisition. Upon completion of the acquisition, the former shareholders of AFC, consisting of Carl H. Lindner, members of his family and trusts for their benefit, will own 28.3 million of New American Premier common shares, representing approximately 55.2 percent of the approximately 51.3 million New American Premier common shares expected to be then outstanding. Accordingly, the net increase in outstanding shares resulting from the acquisition will be approximately 9.6 million shares. Mr. Lindner is chairman and chief executive officer of both the Company and AFC and will continue in that role with New American Premier. The acquisition was previously approved by the Company's Board of Directors based on the recommendation of a special committee of the Company's independent directors. In making its recommendation, the special committee relied
F-9PAGE
on an opinion of Furman Selz Incorporated that the number of New American Premier shares to be issued to the shareholders of AFC was fair to the shareholders of the Company (other than AFC) from a financial point of view.


3.     DIVESTITURES

Sale of Non-insurance Businesses
     The intended divestitures of businesses announced in December 1992 included five small diversified industrial companies, four of which were sold during 1993 and 1994 for aggregate proceeds of $30.9 million. The remaining business was sold in February 1995 for cash and notes of $15.8 million, subject to a post-closing adjustment. A provision of $4.0 million for the anticipated loss on this sale was recorded in 1994. On June 2, 1994, the Company sold its 53.5 percent interest in operations which provide onshore oil and gas contract drilling and well workover services for $14.5 million in cash. No gain or loss was recognized on the transaction. For 1994, the operations sold and to be sold had aggregate sales of $94.8 million and a pre-tax loss of $9.4 million.
     On November 9, 1993, the Company sold all of its 1,982,646 shares of the common stock of Tejas Gas Corporation ("Tejas") in an underwritten public offering for net proceeds of $106.6 million. The Company's pre-tax gain from the sale was approximately $80.0 million.
     On August 25, 1993, the Company sold its defense services operations, excluding certain real estate being retained for sale by the Company, to Tracor, Inc. for $94 million in cash, subject to a post-closing working capital adjustment. As a result of the sale, the defense services operations have been classified as discontinued operations for all periods presented.
     On May 25, 1993, the Company sold all of its 2,308,900 limited partnership units of Buckeye Partners, L.P. ("Buckeye Units") in an underwritten public offering for net proceeds of $71.6 million, of which $10.7 million was related to Buckeye Units held in the insurance operations' investment portfolio and $60.9 million was attributable to Buckeye Units held in the Parent Company investment portfolio. The Company's pre-tax gain from the sale was approximately $18.5 million. Of this amount, $2.8 million is related to the insurance operations' investments and accordingly, is included in "net realized gains" from insurance investments.
The balance of $15.7 million, attributable to the Parent Company investments, is included in "net realized gains (losses)".


Spin-off of Principal Manufacturing Operations
     On July 1, 1992, substantially all of the stock of the Company's subsidiary, General Cable Corporation ("General Cable"), which had been formed to own the Company's wire and cable, materials handling machinery and equipment and marine equipment manufacturing businesses (the "General Cable Businesses"), was spun off to the Company's shareholders (the "Spin-off"). As a result of the Spin-off, the General Cable Businesses were classified as discontinued operations.
     As part of the Spin-off, the Company retained a $255 million
9.98 percent subordinated note due 2007 issued by General Cable (the "General Cable Note"), a
F-10PAGE

$36.9 million short-term note of General Cable (the "Short-term Note") and approximately 11.6 percent of the General Cable shares ("Retained Shares"). During 1993, General Cable paid the $31.8 million of interest due on the General Cable Note with additional
9.98 percent subordinated notes ("Interest Notes") in lieu of cash and repaid the Short-term Note in full, together with accrued interest, with cash on July 2, 1993.
     On February 14, 1994, as a result of General Cable's sale of its Marathon LeTourneau unit to a subsidiary of Rowan Companies, Inc. ("Rowan"), General Cable delivered to the Company cash and promissory notes issued by Rowan totalling $52.1 million as a partial payment of the General Note and Interest Notes (collectively, the "General Cable Notes"). As a result of these receipts, the Company credited General Cable with $48.1 million of principal and interest on the General Cable Notes.
     On June 9, 1994, as part of an agreement for the purchase of all of the outstanding shares of General Cable by Wassall PLC ("Wassall"), the Company sold to Wassall the then outstanding $253.5 million principal amount of the General Cable Notes and the Retained Shares for $169.8 million and $6.9 million, respectively. Also as part of the agreement, the Company received a $19.2 million payment from Wassall in consideration of assuming responsibility for certain actual and potential environmental and other liabilities (the "Indemnity Payment"). For further information regarding such liabilities, see Note 11. Immediately prior to the sale of General Cable to Wassall, AFC, which owned 40.5% of the Company's common stock, also owned 45.6% of the outstanding common stock of General Cable. The Chairman of the Board and Chief Executive Officer of the Company was the Chairman of the Board of General Cable. The transaction was approved by the Company's Board of Directors based on the recommendation of a special committee of the Company's independent directors. In making its recommendation, the special committee relied on an opinion of Donaldson, Lufkin & Jenrette Securities Corp. that the aggregate consideration to be received by the Company in the transaction was fair to the Company from a financial point of view. The Company recorded a loss of approximately $75.8 million in 1994 for the disposition of the General Cable Notes and Retained Shares, and the Company did not accrue interest income on the General Cable Notes during 1994.
     The principal pro forma effect on the Company's 1992 pre-tax income from continuing operations, assuming the Spin-off had occurred on January 1, 1991, is the inclusion of interest income attributable to the General Cable Note and Short-Term Note for the six months ended June 30, 1992. Assuming a prime rate of 6 percent per annum for the Short-Term Note, such income would have added $13.8 million, or $.18 per share, for 1992.

Discontinued Operations

     Discontinued operations includes the following:

     Years Ended December 31,            1994      1993      1992
     Revenues:
          Defense services businesses   $   -     $274.8    $414.0
          General Cable Businesses          -         -      469.3
                                        $   -     $274.8    $883.3
     Pre-tax Income (Loss):
          Defense services businesses   $   -     $  4.8    $ 18.9
          General Cable Businesses          -         -      (19.5)
                                        $   -     $  4.8    $  (.6)
     Income (Loss) from
       Discontinued Operations:
          Defense services businesses   $  (.5)   $(10.7)   $ 11.2
          General Cable Businesses          -         -       (9.5)
                                        $  (.5)   $(10.7)   $  1.7
     Income (Loss) Per Share from
       Discontinued Operations:
          Defense services businesses   $ (.01)   $ (.22)   $  .24
          General Cable Businesses          -         -       (.20)
                                        $ (.01)   $ (.22)   $  .04

     The loss from discontinued operations in 1993 includes a loss on disposal of the defense services businesses of $13.5 million, or $.28 per share, primarily attributable to a reduction of deferred tax assets. For 1992, results of the General Cable Businesses were for the six months ended June 30, 1992, up to the Spin-off date.

4.     INSURANCE OPERATIONS

Investments of Insurance Operations
     The insurance operations' investments in fixed maturity securities at December 31, consisted of the following:

                                               Gross      Gross
                                   Amortized Unrealized Unrealized   Market
         1994                        Cost      Gains      Losses      Value
                                                   (In Millions)
Held for investment
  Corporate securities             $1,012.9  $    3.1  $   57.6  $  958.4
  Public utilities                    207.5        .3      14.9     192.9
  Mortgage-backed securities           80.9        .2       4.1      77.0
  State and local obligations           8.0        .5        -        8.5
  Foreign securities                    8.6        -         .9       7.7
    Total held for investment       1,317.9       4.1      77.5   1,244.5

Available for sale
  Corporate securities                310.4       1.6      16.1     295.9
  Public utilities                     16.8        -        1.1      15.7
  Mortgage-backed securities           57.9        .1       3.1      54.9
  U.S. government securities           81.7        .2       3.1      78.8
  State and local obligations           2.8        -         -        2.8
  Foreign securities                   52.6        -        1.6      51.0
    Total available for sale          522.2       1.9      25.0     499.1

    Total fixed maturity
      securities                   $1,840.1  $    6.0  $  102.5  $1,743.6

                                               Gross     Gross
                                   Amortized Unrealized Unrealized   Market
          1993                       Cost      Gains      Losses      Value
                                                  (In Millions)
Held for investment
  Corporate securities             $  826.7  $   50.8  $    2.6  $  874.9
  Public utilities                    192.1       7.5        .5     199.1
  Mortgage-backed securities           85.9       3.6        -       89.5
  State and local obligations           8.3       1.2        -        9.5
    Total held for investment       1,113.0      63.1       3.1   1,173.0

Available for sale
  Corporate securities                267.2      17.4       1.8     282.8
  Public utilities                     22.1       1.1        .2      23.0
  Mortgage-backed securities           62.1       4.2        .1      66.2
  U.S. government securities           51.5       3.3        -       54.8
  State and local obligations           5.7        .2        -        5.9
    Total available for sale          408.6      26.2       2.1     432.7

    Total fixed maturity
      securities                   $1,521.6  $   89.3  $    5.2  $1,605.7

F-13PAGE

     At December 31, 1994, the insurance operations' investments included unrated or less than investment grade corporate securities with a carrying value of $129.1 million (market value $127.6 million). Investments of insurance operations also include a net receivable for securities sold but not settled of $1.9 million at December 31, 1994 and $.1 million at December 31, 1993.
     The amortized cost and market value of the insurance operations' investments in fixed maturity securities at December 31, 1994 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.
                                                (In Millions)
                                             Amortized  Market
                                               Cost      Value
Held for investment
  Due in one year or less                    $     .4  $     .4
  Due after one year through five years         270.2     265.7
  Due after five years through ten years        778.0     727.8
  Due after ten years                           188.4     173.6
                                              1,237.0   1,167.5
  Mortgage-backed securities                     80.9      77.0
     Total held for investment                1,317.9   1,244.5

Available for sale
  Due in one year or less                        40.1      40.1
  Due after one year through five years         132.6     129.2
  Due after five years through ten years        238.8     223.8
  Due after ten years                            52.8      51.1
                                                464.3     444.2
  Mortgage-backed securities                     57.9      54.9
     Total available for sale                   522.2     499.1

     Total fixed maturity securities         $1,840.1  $1,743.6

     At December 31, 1994 and 1993, short-term investments consisted principally of U.S. Treasury securities and commercial paper.


Investment Income of Insurance Operations

     Investment income consisted of the following:

                                          (In Millions)
Years Ended December 31,            1994      1993      1992
Income from fixed maturity
  securities                       $133.1    $117.4    $105.6
Income from equity securities          -         .5       2.1
Gross investment income             133.1     117.9     107.7
Investment expenses                  (3.2)     (3.2)     (2.7)
Net investment income              $129.9    $114.7    $105.0

     Realized gains (losses) consisted of the following:

                                           (In Millions)
Years Ended December 31,            1994      1993      1992
Gross realized gains on:
   Fixed maturity securities       $  3.3    $ 15.6    $ 23.3
   Equity securities                   -        2.8       1.5

Gross realized losses on:
   Fixed maturity securities         (3.3)      (.9)     (1.2)
   Equity securities                   -         -         -
Net realized gains (losses)        $   -     $ 17.5    $ 23.6


     Income from fixed maturity securities includes income from short-term investments. Proceeds from sales of investments in fixed maturity securities during 1994, 1993 and 1992, excluding proceeds from sales at or near maturity, totaled $75.3 million, $155.9 million and $409.4 million, respectively. During 1994, $55.8 million of proceeds from these sales were from securities classified as available for sale and $19.5 million were from securities classified as held for investment. All such sales of held for investment securities were made as a result of significant deterioration in the issuers' credit rating. The gross realized gains (losses) attributable to sales of fixed maturity securities, excluding sales at or near maturity, were:

                                             (In Millions)
                                                  1994
                                        Available      Held for
                                         for Sale     Investment
Gross realized gains                     $  1.2        $  1.6
Gross realized losses                      (2.6)          (.2)
  Net realized gains (losses)            $ (1.4)       $  1.4



Restrictions on Transfers of Funds and Assets
     The Company's insurance operations are subject to state regulations which limit, by reference to specified measures of statutory operating results and policyholders' surplus, the dividends that can be paid to the Company without prior regulatory approval. Under these restrictions, the maximum amount of dividends which can be paid to the Company during 1995 by these subsidiaries is $83.8 million. At December 31, 1994 and 1993, statutory capital and surplus totalled $643.6 million and $567.3 million, respectively.

Reinsurance
     The insurance operations assume and cede a portion of their written business with other insurance companies in the normal course of business. To the extent that any reinsuring companies are unable to meet their obligations under agreements covering reinsurance ceded, the Company's insurance subsidiaries would remain liable. Amounts deducted from insurance losses and loss adjustment expenses ("LAE") and net written and earned premiums in connection with reinsurance ceded to affiliates and non-affiliated companies, as well as amounts included in net written and earned premiums for reinsurance assumed from affiliates and non-affiliated companies, were as follows:

                                               (In Millions)
Years Ended December 31,                 1994      1993      1992
Reinsurance ceded:
  Premiums written
     Non-affiliates                     $20.4     $ 9.3     $ 5.9

  Premiums earned
     Non-affiliates                      18.7       8.9       6.4

  Incurred losses and loss adjustment
   expenses
     Affiliates                          (1.8)     (2.5)     (8.8)
     Non-affiliates                      15.9       3.8       4.4

Reinsurance assumed:
  Premiums written
     Affiliates                         167.6     101.2      56.0
     Non-affiliates                      36.4      74.4      46.1

  Premiums earned
     Affiliates                         139.4      78.2      56.1
     Non-affiliates                      50.1      60.1      36.4


                                                  (In Millions)
December 31,                                   1994          1993
Reinsurance ceded:
  Reserves for unpaid loss and
   loss adjustment expenses
     Affiliates                              $ 10.2         $ 14.0
     Non-affiliates                            40.7           29.1


     The allowance for uncollectible reinsurance was $1.5 million and $1.9 million, respectively, at December 31, 1994 and 1993.

Liability for Losses and Loss Adjustment Expenses
     The following table provides an analysis of changes in the estimated liability for losses and LAE, net of reinsurance activity.

                                               (In Millions)
Years Ended December 31,                  1994      1993      1992
Balance at beginning of year, net of
     reinsurance                        $  916.3  $ 763.5   $ 663.9

Provision for losses and LAE occurring
     in the current year                 1,169.5    914.7     706.8
Net decrease in provision for claims
     occurring in prior years              (78.8)   (57.8)    (20.2)
                                         1,090.7    856.9     686.6
Payments for losses and LAE
  occurring during:
     Current year                          553.6    413.0     294.7
     Prior years                           386.5    345.1     292.3
                                           940.1    758.1     587.0
Loss and LAE reserves of subsidiaries
     purchased                              13.1     54.0        -

Balance at end of year, net of
     reinsurance                         1,080.0    916.3     763.5

Reinsurance receivable on unpaid losses
     and LAE at end of year                 50.9     45.1        -
Balance at end of period, gross of
     reinsurance receivable             $1,130.9  $ 961.4   $ 763.5

     The decreases in the provision for claims occurring in prior years results from reductions in the estimated ultimate losses and LAE related to such claims.


Other
     Statutory net income for 1994, 1993 and 1992 was $74.0 million, $93.0 million and $81.6 million, respectively. Deferred policy acquisition costs amortized to income were $292.3 million, $243.8 million and $195.9 million for 1994, 1993 and 1992, respectively.
     At December 31, 1994 and 1993, reserves for uncollectible premiums receivable were $5.9 million and $5.6 million, respectively.
     During 1994, 1993 and 1992, 89 percent, 95 percent and 95 percent, respectively, of net premiums written in the workers' compensation insurance operations were for policies eligible for policyholder dividend consideration.
F-17PAGE

5.     PARENT COMPANY INVESTMENTS

     The Parent Company investments in fixed maturity securities at December 31, consisted of the following:

                                               Gross      Gross
                                   Amortized Unrealized Unrealized   Market
         1994                        Cost      Gains      Losses      Value
                                                    (In Millions)
Held for investment
  Corporate securities             $  205.4  $     -   $    6.4  $  199.0
  Public utilities                     23.0        -         .8      22.2
  Mortgage-backed securities             .4        -         -         .4
  U.S. Government securities           50.5        -         .6      49.9
    Total held for investment         279.3        -        7.8     271.5

Available for sale
  U.S. Government securities          328.0        -        4.6     323.4

    Total fixed maturity
      securities                   $  607.3  $     -   $   12.4  $  594.9


                                               Gross      Gross
                                   Amortized Unrealized Unrealized   Market
         1993                        Cost      Gains      Losses      Value
                                             (In Millions)
Held for investment
  Corporate securities             $  189.6  $    3.1  $     .3  $  192.4
  Public utilities                     31.6        -         -       31.6
  U.S. Government securities           26.5        -         -       26.5
  Mortgage-backed securities            1.2        -         -        1.2
     Total fixed maturity
      securities                   $  248.9  $    3.1  $     .3  $  251.7

     At December 31, 1994, the carrying value of unrated or less than investment grade corporate securities totalled $27.2 million (market value $26.5 million).
   Proceeds from sales of Parent Company investments during 1992, excluding proceeds from sales at or near maturity totaled $5.3 million. No gains or losses were realized on such securities in 1992.

   Amortized cost and market value of Parent Company investments in fixed maturity securities at December 31, 1994 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.
                                                (In Millions)
                                             Amortized  Market
                                               Cost      Value
Held for investment
  Due in one year or less                    $   42.3  $   41.8
  Due after one year through five years         185.5     180.9
  Due after five years through ten years         40.6      38.1
  Due after ten years                            10.5      10.3
                                                278.9     271.1
  Mortgage-backed securities                       .4        .4
     Total held for investment                  279.3     271.5

Available for sale
  Due in one year or less                        83.9      82.8
  Due after one year through five years         242.6     239.1
  Due after five years through ten years           -         -
  Due after ten years                             1.5       1.5
                                                328.0     323.4
  Mortgage-backed securities                       -         -
     Total available for sale                   328.0     323.4

     Total fixed maturity securities         $  607.3  $  594.9


     At December 31, 1994 and 1993, short-term investments consisted principally of U.S. Treasury securities and commercial paper.

6.     DEBT

     Debt consisted of the following:

                                                  (In Millions)
                                          1994                 1993
                                            Estimated            Estimated
                                   Carrying  Fair       Carrying    Fair
December 31,                        Amount     Value     Amount     Value
Subordinated notes, 10 7/8%, due 2011
  (net of unamortized debt issue costs
  of $1.1 in each period)          $ 148.9   $ 159.3    $ 148.9   $ 189.0

Subordinated notes, 10 5/8%, due 2000
  (net of unamortized debt issue costs
  of $.8 and $1.0 respectively)      149.2     155.8      149.0     175.5

Subordinated notes, 9 3/4%, due 1999
  (net of unamortized debt issue costs
  of $.6 and $.8, respectively)      199.4     201.0      199.2     226.0

Subordinated debentures, 9 1/2%, due
     2002                               -         -        16.2      16.2

Other                                  9.8       9.8        9.9       9.9
  Total                            $ 507.3   $ 525.9    $ 523.2   $ 616.6

     On March 25, 1994, the Company redeemed all of the outstanding $16.2 million principal amount of its 9 1/2 percent subordinated debentures due August 1, 2002 at the redemption price of 100 percent of the principal amount of each debenture plus accrued interest.
     On July 30, 1993, the Company redeemed all $133.3 million principal amount of its outstanding 11 percent subordinated debentures due December 15, 1997 at the redemption price of 100 percent of the principal amount of each debenture plus accrued interest to the redemption date.
     Certain loan agreements contain several covenants and restrictions, none of which significantly impacted the Company's operations at December 31, 1994.
     The 10 7/8, 10 5/8 and 9 3/4 percent notes (the "Notes") are subordinated in right of payment to all debt of the Company outstanding at any time, except for debt which is by its terms not superior to the notes and debentures. Under certain circumstances, the holders of the Notes can require the Company to purchase all or part of such Notes at par plus accrued interest (the "Put Right"). The acquisition of AFC described in Note 2, if followed by a ratings downgrade by either Standard & Poor's Corporation or Moody's Investor Service Inc., would trigger the Put Right. Both agencies have placed the Notes under review for possible ratings downgrade as a result of the Acquisition. The Company is unable to predict whether either or both of these agencies will in fact downgrade the Notes or to what extent, if any, holders of the Notes would exercise their Put Right.

     Annual maturities of debt outstanding at December 31, 1994, are as follows:

                                        (In Millions)
               1995                        $   .7
               1996                            .8
               1997                            .8
               1998                            .9
               1999                         200.4
               After 1999                   303.7

     At December 31, 1994, the Company had unutilized letter of credit facilities totalling $43.7 million which, if drawn, will bear interest at rates which approximate the prime rates offered by various banks.
     Estimated fair values for debt issues that are not quoted on an exchange were calculated using interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.


7.     INCOME TAXES

     The Company has reported as of the beginning of its 1994 tax year, an aggregate consolidated net operating loss carryforward for Federal income tax purposes of approximately $638 million, which will expire at the end of 1996 unless previously utilized, and a $252 million capital loss carryforward, which will expire in various amounts between 1995 and 1997, unless previously utilized. The 1994 consolidated Federal income tax return will report a remaining net operating loss carryforward currently estimated at $505 million, which will expire at the end of 1996 unless previously utilized, and remaining capital loss carryforwards estimated at $325 million which will expire in various amounts between 1995 and 1999, unless previously utilized. Also, as of December 31, 1994, the Company has investment tax credit carryforwards totalling approximately $8.8 million, which will expire in various amounts between 1995 and 2000 unless previously used, and alternative minimum tax credit ("AMT") carryforwards of approximately $14 million.
     During 1992, the Company elected to adopt SFAS No. 109, "Accounting for Income Taxes", effective January 1, 1992, without restating prior years' financial statements. SFAS No. 109 changed the methods of accounting for income taxes and the criteria for recognition of deferred tax assets. More specifically, a deferred tax asset is recognized for those carryforwards and temporary differences which will provide future tax benefits. A deferred tax liability is recognized for temporary differences which will result in taxable amounts in future years. The cumulative effect resulting from adopting SFAS No. 109 as of January 1, 1992 was income of $252.8 million, or $5.36 per share. As a result of adopting SFAS No. 109, common shareholders' equity increased $300.8 million, or $6.38 per share, which amount includes $48.0 million, or $1.02 per share, attributable to the tax effect of the pre-reorganization net operating loss carryforward, as well as the cumulative effect of accounting change.

     Components of the provisions for income tax benefit (expense) were as follows:

                                                (In Millions)
     Years Ended December 31,             1994     1993       1992
     Current
       Federal                          $ (2.8)   $(4.4)    $ (2.8)
       Foreign, state & local             (1.3)     (.9)      (1.5)
         Total current                    (4.1)    (5.3)      (4.3)
     Deferred
       Federal                           (36.3)    59.4      (28.9)
       Foreign, state & local               -      (1.5)        -
         Total deferred                  (36.3)    57.9      (28.9)

         Total                          $(40.4)   $52.6     $(33.2)


     Consolidated income tax expense differs from the amount computed using the United States statutory income tax rate for the reasons set forth in the following table:

                                                (In Millions)
     Years Ended December 31,             1994      1993       1992
     Income before income taxes         $ 41.2    $190.1    $  84.1

     Expected tax at U.S. statutory
       income tax rate                  $(14.4)   $(66.5)   $ (28.6)
     Amortization of goodwill             (4.0)     (3.8)      (3.5)
     Revision to valuation allowance        -      132.0         -
     Loss disallowance                   (21.4)     (6.9)        -
     Other, net                            (.6)     (2.2)      (1.1)
     Consolidated income tax            $(40.4)   $ 52.6    $ (33.2)

     The Company's substantial tax loss carryforwards and temporary differences give rise to deferred tax assets. Based on an analysis of the likelihood of realizing the Company's gross deferred tax asset (taking into consideration applicable statutory carryforward periods), the Company determined that the recognition criteria set forth in SFAS No. 109 are not met for the entire gross deferred tax asset and, accordingly, the gross deferred tax asset is reduced by a valuation allowance. The analysis of the likelihood of realizing the gross deferred tax asset is reviewed and updated periodically. Any required adjustments to the valuation allowance are made in the period in which the developments on which they are based become known. Results for 1993 include tax benefits of $132 million attributable to such adjustments.
F-22PAGE

     Carryforwards and temporary differences which give rise to the deferred tax asset are as follows:
                                           (In Millions)
                                   Amount of Deferred Tax Assets
                                        at Current Tax Rates
                                             December 31,
                                          1994      1993
     Net operating loss carryforward    $176.7    $213.5
     Capital loss carryforwards          115.5      93.3
     Insurance claims and reserves        93.4     114.0
     Other, net                           95.6      70.2
     Gross deferred tax asset            481.2     491.0
     Valuation allowance                (213.5)   (195.2)
     Net deferred tax asset             $267.7    $295.8



8.     PENSION PLANS AND OTHER RETIREMENT BENEFITS

     The Company provides retirement benefits, primarily through contributory and noncontributory defined contribution plans, for the majority of its regular full-time employees except those covered by certain labor contracts. Company contributions under the defined contribution plans sponsored by the Company approximate, on average, five percent of each eligible employee's covered compensation. In addition, the Company sponsors employee savings plans under which the Company matches a specified portion of contributions made by eligible employees.
     Expense related to defined contribution plans for 1994, 1993 and 1992 totaled $5.8 million, $5.5 million and $6.0 million, respectively. The Company also provides defined benefit pension plan retirement benefits for certain employees. The related amounts included in the accompanying financial statements are not material to the Company's financial condition.


9.     EMPLOYEE STOCK OPTION AND PURCHASE PLANS

     Under the Company's Stock Option Plan, options to purchase shares of Common Stock may be granted to officers and other key employees, and to non-employee directors of the Company. The exercise price may not be less than the fair market value of the Common Stock at the date of the grant. The options granted to officers and key employees generally become exercisable to the extent of 20 percent of the shares covered each year, beginning one year from the date of grant, and expire ten years from the date of grant. The options granted to non-employee directors of the Company generally become fully exercisable upon grant and expire approximately ten years from the date of grant.
     Under the now terminated Career Share Purchase Plan (the "Career Share Plan"), officers and other key employees of the Company purchased shares of the Company's Preference Stock (designated Career Shares). Outstanding Career Shares are
F-23PAGE
convertible, at the holder's option, into a specified number of shares of Common Stock determined by reference to the fair market value (as defined) of a share of Common Stock as of the date the Career Shares were offered for purchase.
     Career Shares are generally not entitled to vote; are entitled to cumulative annual cash dividends per share (if declared by the Board of Directors) equal to 9.3 percent of their purchase price per share; are superior to the rights of holders of shares of Common Stock with respect to dividends; and have no preference to the rights of holders of shares of Common Stock in the event of liquidation. Under certain conditions, holders of Career Shares issued under the Career Share Plan are entitled to sell to the Company any or all of their shares and the Company is entitled to repurchase all outstanding Career Shares.

     The number of common shares available with respect to the Company's Stock Option and Career Share Plans and activity under these Plans were as follows:

                              Common Stock Equivalents
                              Available                Exercise or
                                Under                  Conversion
                                Plans   Outstanding  Prices Per Share
Balance at December 31, 1993  2,098,673  4,328,441    $15.80 - $31.38
Activity during 1994:
  Stock options granted        (235,137)   235,137
  Stock options exercised                 (892,968)   $15.80 - $24.06
  Stock options terminated      275,256   (275,256)
Balance at December 31, 1994  2,138,792  3,395,354    $17.24 - $31.38
Exercisable or convertible (vested)
  at December 31, 1994                   2,429,430    $17.24 - $31.38

     The Company's Employee Stock Purchase Plan ("ESPP") provides eligible employees with the opportunity to purchase from the Company, through regular payroll deductions, shares of the Company's Common Stock at 85 percent of its fair market value on the purchase date. A maximum of 3,000,000 common shares can be purchased under the ESPP, and through December 31, 1994, employees had purchased 292,934 shares.
     In connection with the acquisition of AFC described in Note 2, each outstanding share of the Company's Common Stock will be converted into a share of New American Premier Common Stock, each outstanding Career Share will be converted into a share of New American Premier preferred stock and each stock option outstanding under the Company's Stock Option Plan will be converted into an option to purchase New American Premier common stock. In addition, New American Premier will succeed to the Company under all provisions of the Option Plan, the Career Share Plan and the ESPP.

10.     CAPITAL STOCK

     The Company is authorized to issue 23,090,274 shares of Preference Stock, without par value, in one or more series. At December 31, 1994 and 1993 there were 212,698 shares of Preference Stock outstanding, all of which are designated Career Shares.
     The Company is authorized to issue 200,000,000 shares of Common Stock. At December 31, 1994, there were 46,282,157 shares of Common Stock outstanding or issuable, including 1,375,162 shares set aside for issuance to certain pre-reorganization creditors and other claimants. Holders of Common Stock have one vote per share.
     During 1994, the Company purchased 2,099,600 shares of its Common Stock for $52.5 million paid or to be paid in cash. During the period subsequent to December 31, 1994 through February 13, 1995, the Company purchased 3,259,697 shares for $82.8 million. During 1993, the Company purchased 45,522 shares of its Common Stock for $1.3 million. During 1992, the Company purchased 1,471,002 shares of its Common Stock for $30.2 million.
     At December 31, 1994, the Company had reserved 5,534,146 shares of Common Stock for issuance in connection with the Company's Stock Option Plan and Career Share Plan. If all stock options outstanding at December 31, 1994 were exercised (whether or not then exercisable) and all Career Shares outstanding at December 31, 1994 were converted, the total number of shares of Common Stock outstanding or issuable at December 31, 1994 would have increased from 46,282,157 to 49,657,511.
     Upon completion of the acquisition of AFC described in Note 2, the Company will have 47,000,000 shares of Common Stock outstanding, all of which will be owned by New American Premier; none of the remaining 153,000,000 authorized shares of Common Stock will have been reserved for any purpose; and no shares of Preference Stock will be outstanding.

11.     CONTINGENCIES

Pre-Reorganization Contingencies
     The following matters arose out of railroad operations disposed of by the Company's predecessor, Penn Central Transportation Company ("PCTC"), prior to its bankruptcy reorganization in 1978 and, accordingly, any ultimate liability arising therefrom in excess of previously established loss accruals would be attributable to pre-reorganization events and circumstances. In accordance with the Company's pre-reorganization accounting policy, any such ultimate liability will reduce the Company's capital surplus and shareholders' equity, but will not be charged to income.

  USX Litigation
     In May 1994, lawsuits were filed against the Company by USX Corporation ("USX") and its former subsidiary, Bessemer and Lake Erie Railroad Company ("B&LE"), seeking contribution by the Company, as the successor to the railroad business conducted by PCTC prior to 1976, for all or a portion of the approximately $600 million that USX paid in satisfaction of a judgment against B&LE for its
F-25PAGE
participation in an unlawful antitrust conspiracy among certain railroads commencing in the 1950's and continuing through the 1970's. The lawsuits argue that USX's liability for that payment was attributable to PCTC's alleged activities in furtherance of the conspiracy. The Company believes that these lawsuits are without merit. On October 13, 1994, the U.S. District Court for the Eastern District of Pennsylvania enjoined USX and B&LE from continuing their lawsuits against the Company, ruling that their claims are barred by the 1978 consummation order issued by that Court in PCTC's bankruptcy reorganization proceedings. USX and B&LE have appealed the District Court's ruling to the U.S. Court of Appeals for the Third Circuit.

  Environmental Matters
     The Company is a party or named as a potentially responsible party in a number of proceedings and claims by regulatory agencies and private parties under various environmental protection laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), seeking to impose responsibility on the Company for hazardous waste remediation costs at certain railroad sites formerly owned by PCTC and at certain other sites where hazardous waste allegedly generated by PCTC's railroad operations is present. It is difficult to estimate the Company's liability for remediation costs at these sites for a number of reasons, including the number and financial resources of other potentially responsible parties involved at a given site, the varying availability of evidence by which to allocate responsibility among such parties, the wide range of costs for possible remediation alternatives, changing technology and the period of time over which these matters develop. Nevertheless, the Company believes that its previously established loss accruals for potential pre-reorganization environmental liabilities at such sites (including those established as a result of the Special Court decision discussed below) are adequate to cover the probable amount of such liabilities, based on the Company's estimates of remediation costs and related expenses at such sites and its estimates of the portions of such costs that will be borne by other parties. Such estimates are based on information currently available to the Company and are subject to future change as additional information becomes available. Such estimates do not assume any recovery from the Company's insurance carriers, although the Company does intend to seek reimbursement from certain insurers for such remediation costs as the Company incurs.

     In the third quarter of 1994, the Special Court created by the Regional Rail Reorganization Act of 1973 (the "Rail Act") ruled, in a decision that has become final, that CERCLA claims against the Company with respect to the railroad sites it transferred to Consolidated Rail Corporation ("Conrail") in 1976 pursuant to the Rail Act are not barred by the terms of the transfer or by the settlement of the valuation proceedings related to the transfer.
In terms of potential liability to the Company, the most significant of the sites affected by the Special Court decision is the railyard at Paoli, Pennsylvania ("Paoli Yard") formerly owned by PCTC. A Record of Decision issued by the U.S. Environmental Protection Agency in 1992 presented a final selected remedial action for clean-up of polychlorinated biphenyls ("PCB's") at Paoli Yard having an estimated cost of approximately $28 million. As a result of the Special Court decision, the Company has accrued a substantial portion of such estimated clean-up costs in its financial statements (in addition to related expenses) but has not accrued the entire amount because it believes it is probable that other parties, including Conrail, will be responsible for substantial percentages of the clean-up costs by virtue of their operation of electrified railroad cars at Paoli Yard that discharged PCB's at higher levels than discharged by cars operated by PCTC. The amounts accrued by the Company for Paoli
F-26PAGE

Yard and for other sites transferred to Conrail in 1976 are included in the 1994 capital surplus charges discussed in Note 12.
     In management's opinion, the outcome of the foregoing environmental claims and contingencies will not, individually or in the aggregate, have a material adverse effect on the financial condition of the Company. In making this assessment, management has taken into account previously established loss accruals in its financial statements and probable recoveries from third parties.

Post-Reorganization Contingencies
     In connection with the Company's sale on June 9, 1994 of its General Cable Notes and common stock as described in Note 3, the Company assumed responsibility for certain actual and potential environmental and other liabilities principally associated with General Cable's recent sales of Marathon LeTourneau Company and Indiana Steel and Wire Company, in consideration of the payment to the Company of an Indemnity Payment of $19.2 million. On June 30, 1994, the Company established a loss accrual in that amount in its financial statements. Although it is difficult to estimate future environmental remediation costs accurately for the reasons discussed above, the Company believes that the Indemnity Payment will provide sufficient funds to permit the Company to discharge such liabilities as they become payable over time.

12.    CHANGES IN COMMON SHAREHOLDERS' EQUITY

                                                              Unrealized
                                                                Gains
                                                               (Losses)
                             Common Stock    Capital  Retained On Invest-
(Dollars in Millions)      Shares    Amount  Surplus  Earnings   ments    Total
 Balance, December 31, 1991 47,360,956  $47.4 $  727.5  $705.1 $ (1.0) $1,479.0
 Portion of deferred tax
  asset attributable to
  pre-reorganization net
  operating loss carryforward                     48.0                     48.0
 Net income                                              305.4            305.4
 Dividends declared on
  Common Stock                                           (38.1)           (38.1)
 Exercise of stock options
  and conversion of Career
  Shares                       397,015     .4      5.6                      6.0
 Purchases of Company
  Common Stock              (1,472,495)  (1.5)   (28.7)                   (30.2)
 Issuance of Common Stock
  under ESPP                    96,694     .1      1.9                      2.0
 Adjustment of estimated net pre-
  reorganization liabilities                     (15.0)                   (15.0)
 Distribution of equity to
  shareholders from spin-off
  of General Cable
  Corporation                                           (264.5)          (264.5)
 Change in net unrealized gains
  (losses) on investments                                         11.5     11.5
 Other, net                                        (.4)    (.9)            (1.3)
 Balance, December 31, 1992 46,382,170  $46.4  $ 738.9  $707.0  $ 10.5 $1,502.8

  Net income                                             232.0            232.0
 Dividends declared on
  Common Stock                                           (40.0)           (40.0)
 Exercise of stock options
  and conversion of Career
  Shares                     1,072,397    1.1     21.8                     22.9
 Purchases of Company
  Common Stock                 (45,522)           (1.3)                    (1.3)
 Issuance of Common Stock
  under ESPP                    37,049             1.1                      1.1
 Adjustment of estimated net pre-
  reorganization liabilities                     (14.0)                   (14.0)
 Adjustment to the distribution
  of equity to shareholders
  from spin-off of General
  Cable Corporation                                       13.3             13.3
 Change in net unrealized gains
  (losses) on investments                                          5.9      5.9
 Other, net                               (.1)     (.3)                     (.4)
 Balance, December 31, 1993 47,446,094  $47.4  $ 746.2  $912.3   $16.4 $1,722.3

 Net income                                                 .3               .3
 Dividends declared on
  Common Stock                                           (42.9)           (42.9)
 Exercise of stock options
  and conversion of Career
  Shares                       892,968     .9     17.5                     18.4
 Purchases of Company
  Common Stock              (2,099,600)  (2.1)   (50.4)                   (52.5)
 Issuance of Common Stock
  under ESPP and employee
  stock bonus                   42,695             1.1                      1.1
 Adjustment of estimated net pre-
  reorganization liabilities                     (52.0)                   (52.0)
 Adjustment to the distribution
  of equity to shareholders
  from spin-off of General
  Cable Corporation                                       (2.2)            (2.2)
 Change in net unrealized gains
  (losses) on investments                                        (43.7)   (43.7)
 Other, net                                .1      (.2)                     (.1)
 Balance, December 31, 1994 46,282,157  $46.3  $ 662.2  $867.5 $ (27.3)$1,548.7

     During 1994, the Company increased its accruals for its net probable liability for claims and contingencies arising from events and circumstances preceding the Company's 1978 reorganization. Of these accruals, $47.8 million was for pre-reorganization environmental liabilities established principally as a result of the 1994 Special Court decision referred to in Note 11 in respect of Paoli Yard and other sites transferred by the Company to Conrail in 1976. The environmental accrual also includes increases in the estimated costs to the Company, based on information which became available to it in 1994, related to remediation of environmental conditions allegedly caused or contributed to by PCTC at certain other sites. The remainder of the accruals consists of increases in the estimated cost to the Company, based on information which became available to it during 1994, for pending and expected claims by former PCTC employees of injury or disease allegedly caused by exposure to excessive noise or asbestos in the railroad workplace. Such increase in the accrual for occupational injury or disease claims is net of probable insurance recoveries related thereto. The foregoing estimates are based on information currently available to the Company and are subject to future change as additional information becomes available. Offsetting these accruals was a $13.8 million credit representing the net present value of installment payments to be paid by Chicago Union Station ("CUSCO") to the Company resulting from a judgment against CUSCO in favor of the Company. In accordance with the Company's reorganization accounting policy, the Company recorded a net charge of $52.0 million to capital surplus to reflect the net effect of the foregoing accruals which the Company believes will be adequate based on information currently available to it.
     Also during 1994, the Company settled a dispute with former employees of a business that was acquired in 1990 and subsequently included in the General Cable Spin-off in July 1992.
     During 1993 the Company settled a lawsuit it had brought against the former owner of a business that was acquired by the Company in 1990 and was included in the General Cable Businesses spun-off to shareholders in July 1992. After the General Cable Spin-off, the Company retained the right to receive any amounts recovered in the lawsuit. The net amount of cash received by the Company in the settlement (net of a provision for certain obligations and associated litigation expense) was accounted for as an F-29PAGE adjustment to the distribution of equity to shareholders resulting from the General Cable Spin-off.


13.     COMMITMENTS

     The Company has agreed to guarantee several third party obligations which are not material individually or in the aggregate. The Company has also entered into various operating lease agreements related principally to certain administrative and manufacturing facilities and transportation equipment. Future minimum rental payments required under noncancelable lease agreements at December 31, 1994 were as follows: 1995--$20.3 million, 1996--$16.9 million,
1997--$8.2 million, 1998--$5.7 million, 1999--$3.8 million and $5.0 million thereafter, before deduction of minimum sublease income of $12.3 million, in the aggregate, from January 1, 1995 through the expiration of the leases. Rental expense recorded under operating leases was $12.9 million in 1994, and $13.3 million in both 1993 and 1992.


14.     STATEMENT OF CASH FLOWS

     For purposes of this Statement, the Company considers only cash on hand or in banks to be cash or cash equivalents. For the years ended December 31, 1994 and 1993, amounts included in Purchases of investments and Sales and maturities of investments consist of activity for Short-term investments with original maturities greater than three months.
     For the years ended December 31, 1994, 1993 and 1992, income taxes paid were $6.4 million, $4.8 million and $5.5 million, respectively. For the same periods interest paid totaled $52.7 million, $62.7 million and $68.9 million, respectively.
     On February 14, 1994, General Cable delivered to the Company $10.4 million in cash and $41.7 million in promissory notes as a partial payment of the General Cable Notes. The non-cash portion of this transaction is not included in the statement of cash flows.
     During 1993, General Cable elected to pay the $31.8 million of interest due on the General Cable Note with Interest Notes in lieu of cash. These non-cash transactions, which increased the Parent Company investments and decreased accrued investment income, are not included in the Statement of Cash Flows.
     In December 1992, the Company received a note for approximately $11.0 million in consideration of the sale of G & H Technology, Inc. This transaction was a non-cash investing transaction which is not included in the Statement of Cash Flows.
     On June 30, 1992, in consideration of the transfer of the General Cable Businesses and the advance of $25.0 million in cash, the Company received the $255.0 million General Cable Note. To the extent of $230.0 million, this transaction was a non-cash investing transaction which is not included in the Statement of Cash Flows.

15.     RELATED PARTY TRANSACTIONS

     The Chairman of the Board, Chief Executive Officer and principal shareholder of AFC, which beneficially owned approximately 41.6 percent of the Company's outstanding common shares at December 31, 1994, is also the Chairman and Chief Executive Officer of the Company. See Note 2 for information regarding the Company's acquisition of AFC and Note 3 regarding the sale of the General Cable Notes.
     During 1990, the Company acquired the non-standard private passenger automobile insurance business (the "NSA Group") from AFC. The purchase price was subject to adjustment in 1995, based on 1991-1994 pre-tax earnings of the NSA Group, by a reduction of up to $20.0 million or an increase of up to $40.0 million, in each case plus interest. In December 1993, the Company, having concluded based on the NSA Group's pre-tax earnings subsequent to 1990 that it was highly probable that the maximum $40.0 million purchase price adjustment would be payable by the Company, paid $40.0 million, plus $12.8 million of interest, to Great American Insurance Company ("GAIC"), a wholly-owned insurance subsidiary of AFC, in full settlement of the purchase price contingency in order to cut off the accrual of interest at the relatively high rate prescribed by the acquisition agreement. Also, as part of the agreement for the purchase of the NSA Group, AFC, through GAIC, provides stop-loss protection to the Company which, in effect, guarantees the adequacy of unpaid loss and allocated loss adjustment expense reserves of the NSA Group (net of reinsurance and salvage and subrogation recoveries) related to periods prior to 1991 under policies written and assumed by the NSA Group.
     In 1988, the Company's workers' compensation insurance operations ("Republic Indemnity") entered into a reinsurance contract with GAIC to cover the aggregate losses on workers' compensation coverage for the accident years 1980-1987, inclusive. The contract provides for coverage by GAIC of net aggregate paid losses of Republic Indemnity in excess of $440 million, up to a maximum of $35.1 million. Cumulative paid losses at December 31, 1994 pertaining to claims during this period totaled $438.5 million. In addition, GAIC has agreed to reimburse Republic Indemnity for its loss adjustment expenses pertaining to this period up to a maximum of $4.9 million.

16.    QUARTERLY FINANCIAL DATA   ( Unaudited )

     Summarized quarterly financial data for 1994 and 1993 are set forth below. Quarterly results have been influenced by acquisitions and divestitures and by seasonal factors inherent in the Company's businesses. The 1993 results include tax benefits of $15.0 million ($.32 per share), $45.0 million ($.96 per share) and $65.0 million ($1.33 per share) for the first, second and third quarters, respectively, attributable to increases in the Company's net deferred tax asset. In addition, the table below gives effect to the classification of certain businesses as discontinued operations.

(In Millions,
Except Per         1st Quarter   2nd Quarter    3rd Quarter  4th Quarter
Share Amounts)     1994   1993    1994   1993   1994   1993   1994   1993
    Total
 1994      1993
Revenues         $357.8 $370.2  $469.9 $426.6 $476.6 $443.7 $463.1 $522.8
$1,767.4 $1,763.3

Income (loss)
  from continuing
  operations      (55.9)  31.1    16.6   75.0   25.2   86.2   14.9   50.4
      .8    242.7

Net income (loss) (55.9)  33.9    15.2   75.0   26.1   82.1   14.9   41.0
      .3    232.0

Income (loss)
  per share from
  continuing
  operations      (1.16)   .67     .35   1.60    .52   1.77    .31   1.03
     .02     5.03

Net income (loss)
  per share       (1.16)   .73     .32   1.60    .54   1.68    .31    .84
     .01     4.81

                                                  SCHEDULE III

                  AMERICAN PREMIER UNDERWRITERS, INC.
        Condensed Financial Information of Registrant (Note 1)
                             (In Millions)
                  COMBINED CONDENSED INCOME STATEMENT

                                    For the Years Ended December 31,
REVENUES                                  1994       1993       1992
     Equity in earnings of subsidiaries $  161.3   $  178.1   $  146.2
     Interest and dividend income           37.6       52.4       45.0
     Net sales                              20.8       16.8       17.3
     Loss on sale of General Cable Corporation
          Securities                       (75.8)        -          -
     Net realized gains (losses)              .1       92.9       (3.3)
                                           144.0      340.2      205.2

EXPENSES
     Corporate and administrative
          expenses                          20.0       20.2       20.2
     Interest and debt expense              52.8       62.6       69.0
     Provision for loss on sale of
       subsidiaries and asset impairment     4.0       37.9         -
     Other (income) expense, net            27.3       30.3       32.3
                                           104.1      151.0      121.5

Income from continuing operations before
     income taxes                           39.9      189.2       83.7
Income tax (expense) benefit               (39.1)      53.5      (32.8)
Income from continuing operations             .8      242.7       50.9

DISCONTINUED OPERATIONS
     Equity in earnings of subsidiaries       -         2.8        1.7
     Loss from disposal of businesses        (.5)     (13.5)        -

Cumulative effect of accounting change        -          -       252.8

NET INCOME                              $     .3     $232.0     $305.4



                                 COMBINED CONDENSED BALANCE SHEET

                                              As of December 31,
                                            1994          1993
ASSETS
     Investments                        $   807.9      $   927.4
     Receivables from subsidiaries          306.5          293.5
     Investments in subsidiaries          1,285.8        1,231.7
     Net assets of discontinued operations     -             9.8
     Deferred tax asset                     267.7          295.8
     Other assets                           150.9          120.8
                                        $ 2,818.8      $ 2,879.0

LIABILITIES AND CAPITAL
     Accounts payable, accrued expenses and
          other liabilities             $   302.9      $   196.2
     Payables to subsidiaries               463.5          440.9
     Long-term debt                         503.7          519.6
     Other capital                        1,548.7        1,722.3
                                        $ 2,818.8      $ 2,879.0

S-1PAGE

                  AMERICAN PREMIER UNDERWRITERS, INC.
        Condensed Financial Information of Registrant (Note 1)
                             (In Millions)
              COMBINED CONDENSED STATEMENT OF CASH FLOWS

                                    For the Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:       1994     1993       1992
 Income from continuing operations      $     .8  $ 242.7    $  50.9
 Adjustments
  Equity in earnings of subsidiaries      (161.3)  (178.1)    (146.2)
  Deferred Federal income tax               36.3    (57.9)      28.9
  Net (gain) loss on disposal of bisinesses,
    investments, and PP&E                   80.4    (54.5)       4.1
  Cash received from subsidiaries           53.6    231.2      122.2
  Litigation settlement                       -      15.6         -
  Other, net                                12.1    (35.7)     (24.0)
    Cash flows from operating
    activities                              21.9    163.3       35.9

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of available for sale
  investments                             (353.6)      -          -
 Maturities and sales of available for sale
  investments                               16.3       -          -
 Purchases of held for investment
  securities                              (106.5)  (158.3)        -
 Maturities of held for investment
  securities                                93.1    336.7         -
 Sale of General Cable Corporation
  Securities                               176.7       -          -
 Net (increase) decrease in short-term
  investments                              158.7    (74.8)     353.5
 Purchases of investments                 (263.4)  (344.1)    (674.1)
 Sales and maturities of investments       318.4    275.0      387.7
 Sales of businesses                        11.2       -          -
 Acquisitions of businesses, net of cash
  acquired                                    -     (57.3)        -
 Other, net                                 10.6      (.7)      (2.4)
   Cash flows from investing
    activities                              61.5    (23.5)      64.7


CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchases of Company Common Stock         (47.7)    (1.9)     (36.8)
 Repayment of debt                         (16.3)  (133.7)        -
 Common Stock dividends                    (40.6)   (38.2)     (36.8)
 Other, net                                 17.8     23.3       13.2
   Cash flows from financing
    activities                             (86.8)  (150.5)     (60.4)

Net cash flows from continuing
 operations                                 (3.4)   (10.7)      40.2
Net cash (to) from discontinued
 operations                                   -       8.3      (36.6)

Increase (decrease) in cash                 (3.4)    (2.4)       3.6
Cash - beginning of year                     3.8      6.2        2.6

Cash - end of year                       $    .4   $  3.8    $   6.2

Cash dividends received from equity method
 accounting investees                    $    -    $  2.5    $   3.9
Cash dividends received from consolidated
 subsidiaries                            $  21.0   $ 36.2    $  53.1

Note 1:For purposes of preparing the combined condensed financial statements included in this Schedule III, the accounts of the Company ("Registrant") have been combined with the accounts of Pennsylvania Company ("Pennco"). Pennco is a wholly owned direct subsidiary of the Registrant, and is itself a holding company. At December 31, 1994, approximately 67% of Investments and substantially all Investments in Subsidiaries as reported on the Combined Condensed Balance Sheet were owned by Pennco. Pennco has no debt obligations and there are no restrictions affecting transfers of funds between Pennco and the Registrant. Accordingly, management believes that the financial resources held at Pennco as well as Pennco's cash flow are available, if necessary, to service the obligations of the Registrant.

                                                  SCHEDULE VIII

   AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
                   Valuation and Qualifying Accounts
         For the Years Ended December 31, 1994, 1993 and 1992
                         (Dollars In Millions)

                                               Additions
                                 Balance    Charged    Charged
                                    at        to         to
                                beginning  costs and    other
                                 of period  expenses  accounts
            Balance
            at end
              of
Deductions   Period
Year ended December 31, 1994:
   Allowance for uncollectible accounts -
        trade and other receivables     $16.4   $ 1.0   $   -
 $  3.6(a)(b)(c) $13.8
     Miscellaneous reserves for losses -
        other asset categories            6.7      .9     54.0(c)(d)
    8.4(b)(d)     53.2
Year ended December 31, 1993:
     Allowance for uncollectible accounts -
        trade and other receivables       9.9     6.4       .6(e)
     .5(a)(b)     16.4
     Allowance for uncollectible notes
        receivable                       12.9      -        -
   12.9(f)          -
     Miscellaneous reserves for losses -
        other asset categories            6.3     5.4     (9.3)(d)
    5.7(b)         6.7
Year ended December 31, 1992:
     Allowance for uncollectible accounts -
        trade and other receivables       6.9     2.0      1.8(c)
     .8(a)(b)      9.9
     Allowance for uncollectible notes
        receivable                       15.2      -        -
    2.3(f)        12.9
     Miscellaneous reserves for losses -
        other asset categories           36.9     3.5    (17.0)(d)
   17.1(a)(c)      6.3


(a)  Includes reductions for divested businesses.
(b)  Includes reductions of valuation accounts for actual charges incurred.
(c)  Includes transfers to/from other reserve accounts.
(d) Includes changes in unrealized gains and/or losses on securities.
(e)  Includes additions for businesses acquired.
(f) Includes a reduction in reserves for uncollectibility of notes which resulted from the prior sale of certain offshore drilling rigs, to reflect the receipt of significant principal and interest payments.

                               EXHIBIT INDEX

      Exhibit Number
      (Referenced to
      Item 601 of
      Regulation S-K)

(2)             ---Agreement and Plan of Acquisition and       *
                   Reorganization by and among American
                   Premier Group, Inc., the Company, American
                   Premier Sub, Inc., American Financial
                   Corporation and AFC Sub, Inc. dated as
                   of December 9, 1994, as amended, incor-
                   porated by reference to Exhibit 2 to the Registration Statement on Form S-4
                   No. 33-56813 (effective February 17, 1995) of American Premier Group, Inc.

(3)       (i)   ---Amended and Restated Articles of Incor-     *
                   poration of the Company, as amended
                   effective March 25, 1994, incorporated by reference to Exhibit (3)(i) to the Company's
                   Annual Report on Form 10-K for 1993.

         (ii)   ---By-Laws of the Company, as amended
                   February 15, 1995.

(4)(i)          ---Order No. 3708 of the United States Dis-    *
                   trict Court for the Eastern District of
                   Pennsylvania in In the Matter of Penn
                   Central Transportation Company, Debtor,
                   Bankruptcy No. 70-347 dated August 17,
                   1978 directing the consummation of the
                   Plan of Reorganization for Penn Central
                   Transportation Company, incorporated by
                   reference to Exhibit 4 to Form 8-K Current
                   Report of Penn Central Transportation
                   Company for August 1978.

(4)(ii)  (a)    ---(i) Indenture dated as of August 1, 1989    *
                   between the Company and Morgan Guaranty
                   Trust Company of New York, as Trustee,


-----------

     * Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

     Exhibit Number
      (Referenced to
      Item 601 of
      Regulation S-K)

                   regarding the Company's Subordinated
                   Debt Securities (the "Indenture"),
                   incorporated by reference to Exhibit 4.1 to the Company's Form 8-K Current Report dated August 10, 1989.

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

                ---(v) Officer's Certificate Pursuant to       *
                   Sections 102 and 301 of the Indenture
                   relating to authentication and designation of the Company's 10-7/8% Subordinated Notes due May 1, 2011, to which is attached the Form of Note, incorporated by reference to Exhibit 4.1 to the Company's Form 8 amendment dated May 8, 1991 to the Company's Form 8-K Current Report dated May 7, 1991.


-----------

     * Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.


PAGE

      Exhibit Number
      (Referenced to
      Item 601 of
      Regulation S-K)

(10)(i)         ---Stock Purchase Agreement, dated as of       *
                   June 10, 1993, among the Company, PCC
                   Technical Industries, Inc. and Tracor,
                   Inc., incorporated by reference to
                   Exhibit (99) to the Company's Current
                   Report on Form 8-K dated May 26, 1993.

The following Exhibits (10)(iii)(a) through (10)(iii)(g) are compensatory plans and arrangements in which directors or executive officers participate:

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

                ---(iv) The Company's Stock Option Loan Pro-   *
                   gram, as amended February 8, 1991, incorpor-rated by reference to Exhibit (10)(iii)(a)(v) to the Company's Annual Report on Form 10-K for 1990.

           (b)  ---The Company's Annual Incentive Compensa-    *
                   tion Plan, as amended February 12, 1992, incorporated by reference to Exhibit
                   (10)(iii)(b) to the Company's Annual Report on Form 10-K for 1991.

           (c)  ---Description of the Company's retirement     *
                   program for outside directors, as adopted by the Company's Board of Directors on March 23, 1983, incorporated by reference to Exhibit (10)(iii)(i) to the Company's Annual Report on Form 10-K for 1982.


-----------

     * Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.


PAGE

      Exhibit Number
      (Referenced to
      Item 601 of
      Regulation S-K)

           (d)  ---The Company's Employee Stock Redemption     *
                   Program, as adopted by the Company's Board of Directors on March 28, 1985, incorpor-ated by reference to Exhibit (10)(iii)(j) to the Company's Annual Report on Form 10-K for 1984.

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

                ---(iv) Letter agreement amending the fore-
                   going Consulting and Severance Agreements dated June 29, 1994 between the Company and Alfred W. Martinelli.

           (f)  ---Letters dated April 9, 1987 from the Com-   *
                   pany to each of Neil M. Hahl and Robert W.
                   Olson, officers of the Company, with
                   respect to severance arrangements, as
                   supplemented by letters dated June 26,
                   1987 to each such officer, incorporated by reference to Exhibit (10)(iii)(a) to the Company's Form 10-Q Quarterly Report for the Quarter Ended June 30, 1987.


-----------

     * Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.


PAGE

      Exhibit Number
      (Referenced to
      Item 601 of
      Regulation S-K)

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

           (h)  ---(i) Business Assumption Agreement,          *
                   effective as of December 31, 1990, between Stonewall Insurance Company and Dixie Insurance Company (now Infinity Insurance Company), incorporated by reference to Exhibit (10)(iii)(o)(i) to the Company's Annual Report on Form 10-K for 1990.

                ---(ii) Quota Share Agreements, effective      *
                   December 31, 1990, between Stonewall
                   Insurance Company and Dixie Insurance
                   Company (now Infinity Insurance Company), incorporated by reference to Exhibit
                   (10)(iii)(o)(ii) to the Company's Annual
                   Report on Form 10-K for 1990.

                ---(iii) Management Agreement, effective as    *
                   January 1, 1991, by and between Dixie
                   Insurance Company (now Infinity Insurance
                   Company) and Stonewall Insurance Company, incorporated by reference to Exhibit
                   (10)(iii)(o)(iii) to the Company's Annual
                   Report on Form 10-K for 1990.

                ---(iv) Assumption and Bulk Reinsurance Agree-
                   ment, effective December 31, 1994, between Stonewall Insurance Company and Infinity
                   Insurance Company.



------------

     * Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.


PAGE

      Exhibit Number
      (Referenced to
      Item 601 of
      Regulation S-K)

           (i)  ---Excess of Loss Agreements, effective        *
                   December 31, 1990, between Great American
                   Insurance Company and each of Atlanta
                   Casualty Company, Dixie Insurance Company
                   (now Infinity Insurance Company) and Windsor
                   Insurance Company, incorporated by reference to Exhibit (10)(iii)(p) to the Company's Annual Report on Form 10-K for 1990.

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

(21)            ---List of subsidiaries of the Company.

(23)            ---Consent of Deloitte & Touche LLP.

(27)            ---Financial data schedule.                    +

(28)            ---Information from reports provided to state
                   regulatory authorities.


----------------
     * Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

     + Copy included in Report filed electronically with the Securities and Exchange Commission.