Form 10-Q
period 1995-03-31
AMERICAN PREMIER UNDERWRITERS INC
filed 1995-05-15
CIK 77098

AMERICAN PREMIER UNDERWRITERS, INC.
                         One East Fourth Street
                         Cincinnati, Ohio  45202
                        Telephone (513) 579-6660
                        Facsimile (513) 579-0110

                             Robert F. Amory
                      Vice President and Controller


                                                    May 15, 1995


1934 Act Filing Desk
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

RE:  American Premier Underwriters, Inc.
     Form 10-Q Quarterly Report for the Quarter
     Ended March 31, 1995

Dear Sir or Madam:

     Transmitted for filing on behalf of American Premier Underwriters, Inc. is Form 10-Q Quarterly Report for the Quarter Ended March 31, 1995.

     If you have any questions concerning this filing, please telephone the undersigned at the number indicated above.

                                             Very truly yours,



                                             Robert F. Amory

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF INCOME
       (In Millions, Except Per Share Amounts)

                                                   Three Months Ended
                                                        March 31,
                                                     1995       1994
Revenues
  Insurance operations
    Premiums earned                              $ 381.9   $ 357.4
    Net investment income                           37.5      30.5
    Net realized gains                                .5        .5
  Other operations
    Net sales                                        3.5      38.0
    Interest and dividend income                    10.6       7.1
    Provision for loss on sale of General
      Cable Corporation securities                    -      (75.8)
    Net realized gains (losses)                      (.7)       .1
                                                   433.3     357.8
Expenses
  Insurance operations
    Losses                                         249.5     197.6
    Loss adjustment expenses                        37.5      36.3
    Commissions and other insurance
      expenses                                      89.8      81.0
    Policyholder dividends                           7.0      33.0
  Other operations
    Cost of sales                                    1.4      18.4
    Interest and debt expense                       13.2      13.6
    Other operating and general expenses             8.7      24.9
                                                   407.1     404.8

Earnings (loss) before income taxes                 26.2     (47.0)
Income tax expense                                  (9.9)     (8.9)

Net earnings (loss)                              $  16.3   $ (55.9)


Earnings (loss) per share                        $   .37   $ (1.16)

Weighted average number of common shares            44.3      48.4








               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.
1PAGE

      AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
                               BALANCE SHEET
                               (In Millions)

                                                    March 31, December 31,
                                                      1995        1994
Assets

Investments held by insurance operations
    Fixed maturity securities
      Held for investment - stated at amortized cost
         (market $1,305.5 and $1,244.5)             $1,332.7  $1,317.9
      Available for sale - stated at market
         (cost $553.4 and $524.1)                      546.4     501.0
    Short-term investments                              54.0      51.7
                                                     1,933.1   1,870.6
Parent Company investments
    Fixed maturity securities
      Held for investment - stated at amortized cost
         (market $267.6 and $271.5)                    272.4     279.3
      Available for sale - stated at market
         (cost $144.0 and $328.0)                      143.4     323.4
    Short-term investments                             297.2     199.1
    Equity in affiliates                                11.8      11.7
                                                       724.8     813.5

Cash                                                    40.9      36.7
Accrued investment income                               45.9      46.6
Agents' balances and premiums receivable               344.8     343.8
Reinsurance receivable                                  53.4      52.7
Other receivables                                       30.5      42.2
Deferred policy acquisition costs                       94.6      92.1
Cost in excess of net assets acquired                  389.0     394.5
Deferred tax asset                                     259.1     267.7
Other assets                                           204.1     233.6
    Total                                           $4,120.2  $4,194.0


Liabilities And Common Shareholders' Equity

Unpaid losses and loss adjustment expenses          $1,143.4  $1,130.9
Policyholder dividends                                  87.2     102.4
Unearned premiums                                      460.0     440.2
Debt                                                   507.2     507.3
Minority interests in subsidiaries                       6.7       6.2
Accounts payable and other liabilities                 425.0     458.3
  Total liabilities                                  2,629.5   2,645.3

Common Stock                                            43.0      46.3
Capital surplus                                        582.9     662.2
Retained earnings (from October 25, 1978)              873.0     867.5
Net unrealized losses on investments                    (8.2)    (27.3)
  Total common shareholders' equity                  1,490.7   1,548.7
    Total                                           $4,120.2  $4,194.0

               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.
2PAGE

     AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
                          STATEMENT OF CASH FLOWS
                               (In Millions)

                                                           Three Months ended
                                                               March 31,
                                                             1995     1994
Cash flows of operating activities:
  Net earnings (loss)                                      $   16.3  $ (55.9)
  Adjustments to reconcile income from continuing
    operations to net cash provided by continuing
    activities
         Deferred Federal income tax                            8.6      7.9
    Depreciation, depletion and amortization                    6.7      7.6
         Net loss on disposals of businesses, investments
     and property, plant and equipment                           .4     72.1
    Changes in assets and liabilities, excluding effects of
     acquisitions and divestitures of businesses
       Decrease (increase) in receivables                       3.7    (22.1)
       Increase in other assets                                (6.0)    (5.4)
       Decrease in accounts payable and other liabilities       (.8)   (14.4)
       Increase in unpaid losses and loss
         adjustment expenses                                   11.4     23.4
       Increase (decrease) in policyholder dividends          (15.2)    15.6
       Increase in unearned premiums                           19.3     39.7
    Other, net                                                  1.3       .5
              Net cash flows of operating activities           45.7     69.0

Cash flows of investing activities:
  Purchases of available for sale investments                 (55.9)   (10.9)
  Maturities and sales of available for sale investments      214.6     14.6
  Purchases of held for investment securities                 (23.5)  (148.0)
  Maturities of held for investment securities                 18.7     66.5
  Purchases of short-term investments                            -     (11.8)
  Sales and maturities of short-term investments               50.3     29.5
  Net (increase) decrease in short-term investments          (150.9)     5.0
  Sales of businesses                                           7.3      9.8
  Capital expenditures                                         (2.4)    (4.0)
  Other, net                                                    (.2)      .8
              Net cash flows of investing activities           58.0    (48.5)

Cash flows of financing activities:
  Repayment of debt                                             (.2)   (16.6)
  Common Stock dividends                                      (11.3)   (10.1)
  Purchases of Company Common Stock                           (87.6)    (1.6)
  Other, net                                                    (.4)     5.9
              Net cash flows of financing activities          (99.5)   (22.4)


Increase (decrease) in cash                                     4.2     (1.9)
Cash - beginning of year                                       36.7     32.4

Cash - end of period                                       $   40.9  $  30.5


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.
3PAGE

AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
          NOTES TO FINANCIAL STATEMENTS

 1.   ACCOUNTING POLICIES AND BASIS OF PRESENTATION
     In the opinion of management, the accompanying unaudited financial statements of American Premier Underwriters, Inc. and Consolidated Subsidiaries (the "Company") include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's results of operations, financial position and cash flows. As permitted by the rules and regulations of the Securities and Exchange Commission ("SEC"), the financial statements do not include all of the accounting information normally included with financial statements prepared in accordance with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Results for the three months ended March 31, 1995 are not necessarily indicative of the results for any other interim period or for the year as a whole. Certain amounts for the three months ended March 31, 1994 have been reclassified to conform to the current presentation.


2. SUBSEQUENT EVENT - ACQUISITION OF AMERICAN FINANCIAL CORPORATION
     On April 3, 1995, the Company became a wholly owned subsidiary of American Premier Group, Inc. ("New American Premier"), a new corporation formed by the Company for the purpose of acquiring all of the common stock of American Financial Corporation (the "Acquisition"). Under the terms of the Acquisition, (a) the Company merged with a subsidiary of New American Premier and each of the 41.7 million shares of Company Common Stock then outstanding was converted into one share of New American Premier Common Stock, and (b) American Financial Corporation ("AFC") merged with another subsidiary of New American Premier and all shares of AFC common stock were exchanged for 28.3 million shares of New American Premier Common Stock.
As a result of the Acquisition, the Company and AFC each became wholly owned subsidiaries of New American Premier and New American Premier is the Company's successor as the issuer of publicly held common stock. At the time of the Acquisition, AFC owned approximately 18.7 million shares of the Company's Common Stock (representing 44.8 percent of the outstanding shares), which are treated as having been acquired by New American Premier in the Acquisition. Upon completion of the Acquisition, the former shareholders of AFC, consisting of Carl H. Lindner, members of his family and trusts for their benefit, owned approximately 55.2 percent of the approximately 51.3 million New American Premier common shares then outstanding. Accordingly, the net increase in outstanding shares resulting from the Acquisition was approximately 9.6 million shares.
     New American Premier intends to change its name to American Financial Group, Inc., subject to shareholder approval at the 1995 annual meeting in June.

4PAGE

     Subsequent to the Acquisition, the Company and AFC entered into a credit agreement whereby the Company will make loans available to AFC (the "Subordinated Credit Agreement"). The aggregate amount of loans outstanding at any one time may not exceed $675 million. AFC may use the loan proceeds for retirement of debt, working capital purposes and advances to affiliates. The interest rate on the outstanding loan amount is 11.625 percent and interest is payable quarterly beginning July 1, 1995. On March 31, 2005, the principal amount outstanding converts to a four-year term loan with quarterly installments beginning April 1, 2005 and ending January
1, 2009. Subsequent to the Acquisition, the Company advanced approximately $549 million to AFC under the Subordinated Credit Agreement.


 3.   INSURANCE OPERATIONS

Investments of Insurance Operations
     The insurance operations' investments in fixed maturity securities at March 31, 1995 consisted of the following:

                                          Gross          Gross
                              Amortized Unrealized     Unrealized    Market
    (In Millions)                Cost      Gains          Losses      Value
Held for investment
  Corporate securities        $1,023.9  $   11.7        $   30.8    $1,004.8
  Public utilities               212.4       1.4             8.4       205.4
  Mortgage-backed securities      79.8        .4             1.6        78.6
  State and local obligations      8.0        .7              -          8.7
  Foreign securities               8.6        -               .6         8.0
   Total held for investment   1,332.7      14.2            41.4     1,305.5

Available for sale
  Corporate securities           327.2       6.5            10.8       322.9
  Public utilities                16.8        .1              .7        16.2
  Mortgage-backed securities      59.4        .5             1.1        58.8
  U.S. government securities      89.2       1.2             1.6        88.8
  State and local obligations      2.3        -               -          2.3
  Foreign securities              60.0        .1             1.2        58.9
    Total available for sale     554.9       8.4            15.4       547.9

    Total fixed maturity
      securities              $1,887.6  $   22.6        $   56.8    $1,853.4

     At March 31, 1995, the insurance operations' investments included unrated or less than investment grade corporate securities with a carrying value of $128.1 million (market value $126.0 million). Investments of insurance operations include a net payable for securities purchased but not settled of $1.5 million at March 31, 1995.
     At March 31, 1995, short-term investments consisted principally of U.S. Treasury securities and commercial paper.

Investment Income of Insurance Operations
     Investment income consists of the following:

                                          (In Millions)
                                        Three Months Ended
                                             March 31,
                                         1995      1994
     Income from fixed maturity
       securities                       $ 38.3    $ 31.2
     Investment expenses                   (.8)      (.7)
     Net investment income              $ 37.5    $ 30.5


     Income from fixed maturity securities includes income from short-term investments.

     Realized gains (losses) consist of the following:

                                           (In Millions)
                                        Three Months Ended
                                              March 31,
                                          1995      1994

     Gross realized gains on:
       Fixed maturity securities        $    .6   $    .8
     Gross realized losses on:
       Fixed maturity securities            (.1)      (.3)
     Net realized gains (losses)        $    .5   $    .5


     For the three months ended March 31, 1995, proceeds from sales of fixed maturity securities, excluding proceeds from sales at or near maturity, totalled $23.0 million, all of which were from securities classified as available for sale. For the three months ended March 31, 1994, proceeds from such sales of fixed maturity securities totalled $10.0 million, of which $4.3 million were from securities classified as available for sale and $5.7 million were from securities classified as held for investment. All such sales of the held for investment securities were made as a result of deterioration in the issuers' credit rating. The gross realized gains (losses) attributable to sales of fixed maturity securities, excluding sales at or near maturity, were:

                                   Fixed Maturity Securities
                                   1995             1994
                                 Available Available
                                    For       For     Held For
(In Millions)                      Sale      Sale    Investment

Gross realized gains               $   .6    $   .1    $   .2
Gross realized losses                 (.1)      (.1)      (.1)
Net realized gains(losses)         $   .5    $   -     $   .1

Reinsurance
    The insurance operations assume and cede a portion of their written business with other insurance companies in the normal course of business. To the extent that any reinsuring companies are unable to meet their obligations under agreements covering reinsurance ceded, the Company's insurance subsidiaries would remain liable. Amounts deducted from insurance losses and loss adjustment expenses and net written and earned premiums in connection with reinsurance ceded to affiliated and non-affiliated companies, as well as amounts included in net written and earned premiums for reinsurance assumed from affiliated and non-affiliated companies, were as follows:

                                                (In Millions)
Three Months Ended March 31,                   1995      1994
Reinsurance ceded:
   Premiums written
    Affiliates                              $    -    $   1.0
    Non-affiliates                              5.2       3.7

   Premiums earned
    Affiliates                                   -        1.0
    Non-affiliates                              4.7       2.7

   Incurred losses and loss adjustment
    expenses
    Affiliates                                   .1       (.4)
    Non-affiliates                              4.3       2.1


Reinsurance assumed:
   Premiums written
    Affiliates                                 38.5      27.7
    Non-affiliates                              5.2      23.2

   Premiums earned
    Affiliates                                 25.8      23.1
    Non-affiliates                              8.2      17.5



Other
    During the three months ended March 31, 1995 and 1994, approximately 56 percent and 93 percent, respectively, of net written premiums in the workers' compensation insurance operations were for policies eligible for policyholder dividend consideration.

 4.   PARENT COMPANY INVESTMENTS
    The Parent Company investments in fixed maturity securities at March 31, 1995 consisted of the following:

                                         Gross         Gross
                             Amortized Unrealized     Unrealized    Market
  (In Millions)                 Cost      Gains        Losses       Value
Held for investment
  Corporate securities       $  198.3  $     .2       $    4.0    $  194.5
  Public utilities               22.9        -              .4        22.5
  Mortgage-backed securities       .3        -              -           .3
  U.S. government securities     50.9        -              .6        50.3
    Total held for investment   272.4        .2            5.0       267.6

Available for sale
  U.S. government securities    144.0        -              .6       143.4
    Total fixed maturity
    securities               $  416.4  $     .2       $    5.6    $  411.0


    In connection with the Acquisition, all of the Parent Company fixed maturity securities will be classified as available for sale.
    At March 31, 1995, short-term investments consisted principally of U.S. Treasury securities and commercial paper.
    At March 31, 1995, the carrying value of unrated or less than investment grade corporate securities, totalled $35.9 million (market value $35.2 million).
    For the three months ended March 31, 1995, proceeds from sales of Parent Company investments in fixed maturity securities, excluding proceeds from sales at or near maturity, totalled $182.9 million, all of which were from securities classified as available for sale. The gross realized losses attributable to such sales were $.7 million.


 5.   DEBT
    In May 1995, Moody's Investors Services, Inc. ("Moody's") downgraded the Company's outstanding $500 million principal amount of subordinated debentures (the "Notes") from Baa3 to Ba3. As a result of the Acquisition and the subsequent ratings downgrade, the holders of the Notes can require the Company to purchase all or any portion of the Notes on August 10, 1995 at par plus accrued interest (the "Put Right"). The Put Right must be exercised prior to August 1, 1995. The Company is unable to predict to what extent, if any, holders of the Notes will exercise their Put Right.

 6.   CHANGES IN COMMON SHAREHOLDERS' EQUITY

                                                              Unrealized
                                                                 Gains
                            Common Stock      Capital  Retained (Losses) On
(Dollars in Millions)      Shares    Amount   Surplus  Earnings Investments  Total
Balance, December 31, 1994 46,282,157  $ 46.3  $662.2   $867.5  $(27.3)     $1,548.7

Net earnings (loss)             -          -       -      16.3      -           16.3

Dividends declared on
  Common Stock                  -          -       -     (10.8)     -          (10.8)

Purchases of Company
  Common Stock            (3,259,697)    (3.3)  (79.5)      -       -          (82.8)

Exercise of stock options     16,582       -       .3       -       -             .3

Issuance of Common Stock
  under ESPP                   4,239       -       .1       -       -             .1

Change in net unrealized
  gains (losses) on
  investments                   -          -       -        -     19.1          19.1

Other, net                      -          -      (.2)      -       -            (.2)

Balance, March 31, 1995   43,043,281   $ 43.0  $582.9   $873.0   $(8.2)     $1,490.7


  Upon completion of the Acquisition as described in Note 2, the Company had 47,000,000 shares of Common Stock outstanding, all of which were owned by New American Premier; none of the remaining 153,000,000 authorized shares of Common Stock were reserved for any purpose; and no shares of Preference Stock were outstanding.


 7.   INCOME TAXES
     The Company's substantial tax loss carryforwards and temporary differences give rise to deferred tax assets. Based on an analysis of the likelihood of realizing the Company's gross deferred tax asset (taking into consideration applicable statutory carryforward periods), the Company has determined that the recognition criteria set forth in Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting For Income Taxes", are not met for the entire gross deferred tax asset and, accordingly, the gross deferred tax asset is reduced by a valuation allowance. The analysis of the likelihood of realizing the gross deferred tax asset is reviewed and updated periodically. Any required adjustments to the valuation allowance are made in the period in which the developments on which they are based become known.

     Components of the provision for income tax expense were as follows:

                                           (In Millions)
                                        Three Months Ended
                                             March 31,
                                          1995      1994

     Current
          Federal                       $  (.7)   $  (.7)
          Foreign, state & local           (.6)      (.3)
            Total current                 (1.3)     (1.0)
     Deferred
          Federal                         (8.6)     (7.9)
          Foreign, state & local            -         -
            Total deferred                (8.6)     (7.9)
     Total                              $ (9.9)   $ (8.9)


     Consolidated income tax expense differs from the amount computed using the United States statutory income tax rate for the reasons set forth in the following table:
                                           (In Millions)
                                        Three Months Ended
                                              March 31,
                                          1995      1994

     Earnings (loss) before income taxes $ 26.2    $(47.0)

     Expected tax benefit (expense) at
       U.S. statutory income tax rate    $ (9.2)   $ 16.5
     Amortization of goodwill              (1.0)      (.9)
     Capital loss not utilized               -      (24.6)
     Other, net                              .3        .1
     Consolidated income tax expense     $ (9.9)   $ (8.9)



 8.   COMMITMENTS AND CONTINGENCIES

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

10PAGE

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

  Environmental Matters
     The Company is a party or named as a potentially responsible party in a number of proceedings and claims by regulatory agencies and private parties under various environmental protection laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), seeking to impose responsibility on the Company for hazardous waste remediation costs at certain railroad sites formerly owned by PCTC and at certain other sites where hazardous waste allegedly generated by PCTC's railroad operations is present. It is difficult to estimate the Company's liability for remediation costs at these sites for a number of reasons, including the number and financial resources of other potentially responsible parties involved at a given site, the varying availability of evidence by which to allocate responsibility among such parties, the wide range of costs for possible remediation alternatives, changing technology and the period of time over which these matters develop. Nevertheless, the Company believes that its previously established loss accruals for potential pre-reorganization environmental liabilities at such sites are adequate to cover the probable amount of such liabilities, based on the Company's estimates of remediation costs and related expenses at such sites and its estimates of the portions of such costs that will be borne by other parties. Such estimates are based on information currently available to the Company and are subject to future change as additional information becomes available. Such estimates do not assume any recovery from the Company's insurance carriers, although the Company does intend to seek reimbursement from certain insurers for such remediation costs as the Company incurs.
     In terms of potential liability to the Company, the Company believes that the most significant such site is the railyard at Paoli, Pennsylvania ("Paoli Yard") which PCTC transferred to Consolidated Rail Corporation ("Conrail") in 1976. A Record of Decision issued by the U.S. Environmental Protection Agency in 1992 presented a final selected remedial action for clean-up of polychlorinated biphenyls ("PCB's") at Paoli Yard having an estimated cost of approximately $28 million. The Company has accrued a substantial portion of such estimated clean-up costs in its financial statements (in addition to related expenses) but has not accrued the entire amount because it believes it is probable that other parties, including Conrail, will be responsible for substantial percentages of the clean-up

11PAGE
costs by virtue of their operation of electrified railroad cars at Paoli Yard that discharged PCB's at higher levels than discharged by cars operated by PCTC.
     In management's opinion, the outcome of the foregoing environmental claims and contingencies will not, individually or in the aggregate, have a material adverse effect on the financial condition of the Company. In making this assessment, management has taken into account previously established loss accruals in its financial statements and probable recoveries from third parties.

Post-Reorganization Contingencies
     In connection with the Company's sale on June 9, 1994 of its General Cable Corporation subordinated notes and common stock, the Company assumed responsibility for certain actual and potential environmental and other liabilities in consideration of a $19.2 million payment to the Company.
On June 30, 1994, the Company established a loss accrual in that amount in its financial statements. Although it is difficult to estimate future environmental remediation costs accurately for the reasons discussed above, the Company believes that the Indemnity Payment will provide sufficient funds to permit the Company to discharge such liabilities as they become payable over time.


 9.   STATEMENT OF CASH FLOWS
     During the three month periods ended March 31, 1995 and 1994, state and other income taxes paid were $.5 million and $1.2 million, respectively. For the same periods, interest paid was $9.8 million and $10.6 million, respectively.



12PAGE

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


     The following discussion and analysis is provided to assist the reader in understanding the Company's financial condition as of March 31, 1995 and December 31, 1994 and its results of operations for the three months ended March 31, 1995 and 1994.


LIQUIDITY AND CAPITAL RESOURCES
                                                 (Dollars in Millions)
                                                  March 31,  December 31,
                                                     1995         1994
Cash, Parent Company short-term investments
  and Parent Company fixed maturity securities    $  753.9     $  838.5
Deduct items not readily available for
  corporate purposes:
    Cash held by the insurance operations            (34.9)       (36.3)
    Securities held in bank escrow accounts          (21.6)       (21.2)
    Private placement notes                          (31.7)       (23.0)
Cash, short-term investments and marketable
  securities                                      $  665.7     $  758.0

Total debt as a percentage of total
  capital                                               25%          25%


     The $92.3 million decrease during the three months ended March 31, 1995 in the cash, short-term investments and marketable securities included in the preceding table was principally attributable to purchases of Company Common Stock.
     One of the strategic objectives of the AFC Acquisition is to provide an opportunity to redeploy most of the Company's substantial Parent Company investment assets to produce a higher rate of return than has been available on the short-term fixed maturity instruments in which they have been invested. This objective is expected to be achieved through the utilization of up to approximately $525 million of the Parent Company investment portfolio to retire relatively expensive AFC and Company long-term debt. Subsequent to the Acquisition, the Company advanced approximately $549 million from sales of Parent Company investments to AFC under the Subordinated Credit Agreement which was used by AFC principally to repay approximately $374 million of debt and for other corporate purposes. See Note 2 of Notes to Financial Statements.
     The Company's Federal income tax loss carryforward is available to offset taxable income and, as a result, the Company's requirement to currently pay Federal income tax is substantially eliminated. The Company's consolidated Federal income tax group continues to exist after the Acquisition, but does not include any companies not in the group prior thereto, with the exception of New American Premier. Accordingly, the Company's Federal income tax loss carryforward will continue to offset taxable income of members of the continuing group through 1996, unless previously utilized.

Net Cash Provided by Operating Activities

     During the three months ended March 31, 1995, cash provided by operating activities was $45.7 million, a decrease of $23.3 million as compared with the same period in 1994. This decrease resulted primarily from a decrease in the insurance operations' operating cash flow at the workers' compensation insurance operations ("Republic Indemnity") and, to a lesser extent, the non-standard private passenger automobile insurance companies (the "NSA Group"). The decrease in operating cash flow at Republic Indemnity resulted primarily from a decrease in written premiums due to 1994 mandatory premium rate reductions and extremely competitive pricing in the marketplace resulting from the repeal of the California workers' compensation minimum rate law effective January 1, 1995. The decrease in operating cash flow at the NSA Group principally resulted from an increase in claims payments. These unfavorable variances were partially offset by higher interest receipts from the Parent Company investment portfolio. Management expects that the Company's operating cash flow and financial resources will continue to be adequate to meet its operating needs in the short-term and long-term (i.e. more than twelve months) future. Cash flow of the Company may be influenced by a variety of factors, including changes in the property and casualty insurance industry, the insurance regulatory environment and general economic conditions.
     During the three months ended March 31, 1995, the insurance operations generated $55.7 million of operating cash flow, approximately
88 percent of which was retained by the insurance companies to purchase investments, principally marketable debt securities. The remainder of the cash provided by the insurance operations was paid to the Parent Company through intercorporate tax allocation payments. During the same period in 1994, the insurance operations generated $88.4 million of operating cash flow, substantially all of which was retained by the insurance companies to purchase investments.
     The Company's insurance operations are subject to state regulations which limit, by reference to specified measures of statutory operating results and policyholders' surplus, the dividends that can be paid to the Parent Company without prior regulatory approval. Under these restrictions, the maximum amount of dividends which can be paid to the Parent Company during 1995 by these subsidiaries is $83.8 million.


Investing and Financing Activities

     During the three months ended March 31, 1995, sales and maturities of the Parent Company investment portfolio (net of purchases of investments) provided $99.9 million. The Company also received $7.3 million from the sale of one of its industrial businesses. During this same period, the Company used $87.6 million for purchases of shares of Company Common Stock and $11.3 million for the payment of Common Stock dividends. The Company's insurance operations made net purchases of investments of $46.6 million during the first three months of 1995.

14PAGE

     During the same 1994 period, maturities of the Parent Company investment portfolio (net of purchases of investments) provided $28.9 million. The Company also received $9.8 million from the sale of one of its industrial businesses. During this same period, the Company used $16.2 million to redeem all of its outstanding 9 1/2 percent subordinated debentures and $10.1 million for the payment of Common Stock dividends. During the first three months of 1994, the Company's insurance operations made net purchases of investments of $84.0 million.
     At March 31, 1995, the Parent Company investment portfolio held unrated or less than investment grade corporate debt securities with carrying values of $35.9 million. At that date, the Company's insurance operations held $128.1 million of such unrated or less than investment grade debt securities and preferred stocks. The Company continues to limit its investment in unrated or less than investment grade securities of any one issuer and regularly monitors the condition of the issuers and their industries. At March 31, 1995, the largest investment of the Company and its insurance operations in such securities of any one issuer totalled $37.7 million.
     During the three months ended March 31, 1995, the Company's continuing operations did not have large capital spending requirements.
The Company presently has no plans or commitments for material capital expenditures.


Borrowing Facilities and Debt Obligations

     At March 31, 1995, the Company's total debt to total capital ratio of 25 percent was unchanged from year-end 1994. Total capital as defined for this ratio consists of debt, minority interests in subsidiaries and common shareholders' equity.
     As a result of the Acquisition and subsequent ratings downgrade by Moody's, the holders of the Company's Notes may exercise their Put Right. See Note 5 of Notes to Financial Statements. The Company expects that New American Premier will have available cash, short-term investments and borrowing capacity that would be sufficient to enable the Company to purchase all of the Notes in the event that they were all put to the Company.


15PAGE

RESULTS OF OPERATIONS

Analysis of Continuing Operations

     The Company reported net earnings for the 1995 first quarter of $16.3 million, or $.37 per share, compared to a net loss for the 1994 first quarter of $55.9 million, or $1.16 per share. Results for the 1994 period included a net realized capital loss of $73.4 million, or $1.52 per share, principally from the disposal of the General Cable Corporation subordinated notes previously owned by the Company. First quarter 1995 and 1994 net earnings, excluding net realized losses, were $16.4 million, or $.37 per share, and $17.5 million, or $.36 per share, respectively.
     Revenues in the Insurance operations increased to $419.9 million for the first quarter of 1995 as compared with $388.4 million for the same period in 1994 primarily due to an increase in earned premiums at the NSA Group. Investment income before realized gains and losses on sales of investments in the insurance operations' portfolio also increased due to higher average investment balances and an increase in the average yield. These increases were partially offset by a decrease in earned premiums at Republic Indemnity. Operating income in the Insurance operations for the first three months of 1995 decreased to $36.1 million as compared with $40.5 million in 1994, primarily due to a decrease in underwriting profits, partially offset by higher investment income. The combined ratio for the Insurance operations was 99.5 percent and 96.5 percent, respectively, for the three months ended March 31, 1995 and 1994.

     The following table presents certain information with respect to the NSA Group's insurance operations.

                                               (Dollars in Millions)
    Three Months Ended March 31,                  1995      1994

    Net Written Premiums                         $311.7    $275.3

    Net Earned Premiums                          $292.2    $245.5

    Loss and Loss Adjustment Expense ("LAE")      229.1     180.3
    Underwriting Expenses                          66.2      58.9
    Underwriting Profit (Loss)                   $ (3.1)   $  6.3

    GAAP Ratios:
         Loss and LAE Ratio                        78.4%     73.4%
         Underwriting Expense Ratio                22.7      24.0
         Combined Ratio                           101.1%     97.4%



16PAGE

    The 1995 first quarter growth in net written premiums of 13 percent over the 1994 period was principally due to increased penetration within the NSA Group's existing markets, supplemented by limited expansion into new states. The NSA Group's underwriting loss for the first quarter of 1995 was mainly attributable to an increase in the frequency of claims, and rate levels in certain markets which were not adequate to maintain profitable underwriting results. These factors were partially offset by a reduction in the underwriting expense ratio largely due to cost control measures. Premium rate increases were effected in several states during 1994 and the NSA Group has continued to increase rates in 1995 in response to declining underwriting margins. The higher rate levels and competitive pressures in the non-standard automobile insurance industry have impacted the written and earned premium growth rates during the 1995 first quarter and there can be no assurance that such growth rates will be sustained in the future.

    The following table presents certain information with respect to Republic Indemnity's insurance operations.

                                      (Dollars in Millions)
    Three Months Ended March 31,         1995      1994

    Net Written Premiums               $ 91.1    $120.0

    Net Earned Premiums                $ 89.4    $111.4

    Loss and LAE                         59.4      53.3
    Underwriting Expenses                19.7      19.2
    Policyholder Dividends                7.0      33.0
    Underwriting Profit                $  3.3    $  5.9

    GAAP Ratios:
         Loss and LAE Ratio              66.5%     47.9%
         Underwriting Expense Ratio      22.0      17.2
         Policyholder Dividend Ratio      7.8      29.6
         Combined Ratio                  96.3%     94.7%


    The decrease in net written and earned premiums reflects the impact of mandatory premium rate reductions of 12.7 percent and 16 percent which took effect January 1, and October 1, 1994, respectively. The impact of the January 1, 1994 rate reduction, which was applicable only to new and renewal policies effective on and after January 1, 1994, was not fully reflected in the 1994 first quarter results. Also, Republic Indemnity has encountered extremely competitive pricing in the marketplace as a result of the repeal of the workers' compensation minimum rate law effective January 1, 1995. The increase in the combined ratio for the 1995 first quarter was mainly attributable to an increase in the severity and frequency of claims as well as less favorable loss development relating to prior years' claim activity than that experienced during the 1994 period. Also, the increase in the expense ratio for the 1995 first quarter was primarily due to the decline in earned premiums coupled with higher commission rates as compared to the 1994 period. These adverse effects were partially offset by a decrease in policyholder dividends resulting from a reduction in policies written that are eligible for policyholder dividend consideration.

Interest and Dividend Income

    Interest and dividend income of the Parent Company investments increased $3.5 million in the first quarter of 1995, as compared with the same period in 1994, due primarily to an increase in average yields and higher average investment balances.


Other Operations

    Net sales, cost of sales and other operating and general expenses decreased in the first quarter of 1995 primarily as a result of the sales of the Company's non-insurance operations during 1994 and the early part of 1995.



Income Taxes

    For the first quarter of 1995, the Company recorded income tax expense of $9.9 million. Despite a pre-tax loss during the 1994 first quarter, the Company recorded income tax expense of $8.9 million due to the Company's inability to fully realize the tax benefit attributable to the net realized capital loss recorded in that period. See Note 7 of Notes to Financial Statements.
    Management believes that it is more likely than not that the net deferred tax asset at March 31, 1995 will be realized primarily through the generation of taxable income during the loss carryforward period. This belief derives from an analysis of estimated future taxable income based on certain assumptions concerning future events during the loss carryforward period. The estimate of future taxable income used in determining the net deferred tax asset is not necessarily indicative of the Company's future results of operations. As is the case with any estimate of future results, there will be differences between assumed and actual economic and business conditions of future periods. Moreover, the estimate may also be affected by unpredictable future events, including but not necessarily limited to changes in the Company's capital structure and future acquisitions and dispositions. Therefore, the analysis of estimated future taxable income will be reviewed and updated periodically, and any required adjustments, which may increase or decrease the net deferred tax asset, will be made in the period in which the developments on which they are based become known.

                       PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

    On March 23, 1995, the Company held a Special Meeting of Shareholders to consider and act upon a proposal that the Company acquire all of the outstanding common stock of American Financial Corporation pursuant to an Agreement and Plan of Acquisition and Reorganization. Such proposal received the following votes: 32,566,909 shares voted for, 1,094,746 shares voted against, 79,849 shares abstained and there were no broker non-votes.




Item 6.   Exhibits and Reports on Form 8-K


(a) Exhibits:

    27 Financial data schedule (Copy included in Report filed electronically with the Securities and Exchange Commission.)


(b) Reports on Form 8-K filed during the quarter ended March 31, 1995:

    Current Report on Form 8-K (Items 5 and 7) dated February 28,
    1995.

    Current Report on Form 8-K (Items 5 and 7) dated March 6, 1995.

                                   SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        AMERICAN PREMIER UNDERWRITERS, INC.
                                       (Registrant)




Date: May 15, 1995      By            /s/ R. F. Amory
                                       R. F. Amory
                        Vice President and Corporate Controller
                            (Principal Accounting Officer)