Form 10-Q
period 1995-06-30
AMERICAN PREMIER UNDERWRITERS INC
filed 1995-08-14
CIK 77098

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
                             STATEMENT OF INCOME
                                (In Millions)

                                   Three Months Ended      Six Months Ended
                                         June 30,              June 30,
                                      1995       1994      1995       1994
Revenues
  Insurance operations
  Premiums earned                    $ 377.5   $ 391.3    $ 759.4   $ 748.7
       Net investment income            37.0      31.7       74.5      62.2
       Net realized gains                3.3       1.3        3.8       1.8
  Equity in net earnings
    of investee corporations             1.6        -         1.6        -
  Other operations
  Net sales                              3.7      37.1        7.2      75.1
  Interest and dividend income          16.6       8.5       27.2      15.6
  Provision for loss on
    sale of General Cable
    Corporation securities                -         -          -      (75.8)
  Net realized gains (losses)           (1.7)       -        (2.4)       .1
                                       438.0     469.9      871.3     827.7
Expenses
  Insurance operations
  Losses                               262.2     236.9      511.7     434.5
  Loss adjustment expenses              46.5      37.3       84.0      73.6
  Commissions and other
    insurance expenses                  84.9      88.8      174.7     169.8
  Policyholder dividends                (1.9)     18.9        5.1      51.9
  Other operations
  Cost of sales                          1.3      17.4        2.7      35.8
  Interest and debt expense             13.1      13.2       26.3      26.8
  Other operating and
     general expenses                    9.8      28.8       18.5      53.7
                                       415.9     441.3      823.0     846.1

Earnings (loss) before income taxes     22.1      28.6       48.3     (18.4)
Income tax expense                      (8.5)    (12.0)     (18.4)    (20.9)

Net earnings (loss) from
  continuing operations                 13.6      16.6       29.9     (39.3)

Loss on disposal of
  discontinued operations                 -       (1.4)        -       (1.4)
Extraordinary loss                      (4.1)       -        (4.1)       -

Net earnings (loss)                  $   9.5   $  15.2    $  25.8   $ (40.7)





                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.
                                         - 1 -
PAGE

        AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
                                 BALANCE SHEET
                                 (In Millions)

                                                     June 30,  December 31,
                                                       1995        1994
Assets

Investments held by insurance operations
  Fixed maturity securities
    Held for investment - stated at amortized cost
       (market $1,138.8 and $1,244.5)               $1,116.3    $1,317.9
    Available for sale - stated at market
       (cost $739.6 and $524.1)                        762.5       501.0
  Short-term investments                                41.5        51.7
  Investment in investee corporation                    45.1          -
                                                     1,965.4     1,870.6
Parent Company investments
  Fixed maturity securities
    Held for investment - stated at amortized cost
       (market $ -  and $271.5)                           -        279.3
    Available for sale - stated at market
       (cost $98.0 and $328.0)                          97.8       323.4
  Short-term investments                                 5.8       199.1
  Equity in affiliates                                  11.6        11.7
  Amounts due from affiliates                          538.7          -
                                                       653.9       813.5

Cash                                                    31.3        36.7
Accrued investment income                               35.9        46.6
Agents' balances and premiums receivable               356.0       343.8
Reinsurance receivable                                  53.2        52.7
Other receivables                                       29.7        42.2
Deferred policy acquisition costs                       97.3        92.1
Cost in excess of net assets acquired                  392.9       394.5
Deferred tax asset                                     243.9       267.7
Other assets                                           197.1       233.6
    Total                                           $4,056.6    $4,194.0


Liabilities And Common Shareholders' Equity

Unpaid losses and loss adjustment expenses          $1,156.9    $1,130.9
Policyholder dividends                                  79.2       102.4
Unearned premiums                                      472.8       440.2
Debt                                                   422.1       507.3
Minority interests in subsidiaries                        -          6.2
Accounts payable and other liabilities                 404.6       458.3
  Total liabilities                                  2,535.6     2,645.3

Common Stock                                            47.0        46.3
Capital surplus                                        578.7       662.2
Retained earnings (from October 25, 1978)              881.2       867.5
Net unrealized gains (losses) on investments            14.1       (27.3)
  Total common shareholders' equity                  1,521.0     1,548.7
    Total                                           $4,056.6    $4,194.0

                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                          - 2 -
PAGE

      AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
                           STATEMENT OF CASH FLOWS
                                (In Millions)

                                                          Six Months ended
                                                              June 30,
                                                           1995     1994
Cash flows of operating activities:
  Net earnings (loss) from continuing operations         $   29.9  $ (39.3)
  Adjustments to reconcile earnings from continuing
    operations to net cash provided by continuing activities
       Deferred Federal income tax                           15.9     18.5
  Equity in net earnings of investee corporations            (1.6)      -
       Depreciation, depletion and amortization              13.0     14.5
       Net (gain) loss on disposals of businesses,
   investments and property, plant and equipment              (.8)    70.9
       Changes in assets and liabilities, excluding effects of
   acquisitions and divestitures of businesses
     Increase in receivables                                (12.9)   (47.0)
     Increase in other assets                                (4.2)    (5.5)
     Decrease in accounts payable and other liabilities      (9.7)   (11.5)
     Increase in unpaid losses and loss
       adjustment expenses                                   25.8     69.2
     Increase (decrease) in policyholder dividends          (23.2)     7.6
     Increase in unearned premiums                           33.7     60.6
  Dividends from investees                                     .2       -
  Other, net                                                  3.2      (.2)
       Net cash flows of operating activities                69.3    137.8

Cash flows of investing activities:
  Purchases of available for sale investments              (153.1)   (52.6)
  Maturities and sales of available for sale investments    660.0     36.9
  Purchases of held for investment securities              (101.9)  (236.7)
  Maturities of held for investment securities               38.3    105.1
  Purchases of short-term investments                          -    (180.0)
  Sales and maturities of short-term investments            140.5     73.9
  Net (increase) decrease in short-term investments          63.3     (5.5)
  Sales of businesses                                        20.7     33.4
  Sale of General Cable Corporation notes                      -     146.9
  Acquisitions of businesses, net of cash acquired          (13.4)      -
  Capital expenditures                                       (6.9)   (14.3)
  Other, net                                                  (.4)     (.5)
       Net cash flows of investing activities               647.1    (93.4)

Cash flows of financing activities:
  Repayment of debt                                         (89.4)   (17.1)
  Common Stock dividends                                    (21.7)   (20.3)
  Exercise of stock options and conversion of career shares    .5     13.9
  Purchases of Company Common Stock                         (87.6)   (16.3)
  Net advances (to) from affiliates                        (523.2)      -
  Other, net                                                  (.4)     4.0
       Net cash flows of financing activities              (721.8)   (35.8)


Increase (decrease) in cash                                  (5.4)     8.6
Cash - beginning of year                                     36.7     32.4

Cash - end of period                                     $   31.3  $  41.0

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

    AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS

 1.   ACCOUNTING POLICIES AND BASIS OF PRESENTATION
     In the opinion of management, the accompanying unaudited financial statements of American Premier Underwriters, Inc. and Consolidated Subsidiaries (the "Company") include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's results of operations, financial position and cash flows. As permitted by the rules and regulations of the Securities and Exchange Commission ("SEC"), the financial statements do not include all of the accounting information normally included with financial statements prepared in accordance with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Results for the three months and six months ended June 30, 1995 are not necessarily indicative of the results for any other interim period or for the year as a whole. Certain amounts for the three months and six months ended June 30, 1994 have been reclassified to conform to the current presentation.


 2.  ACQUISITION OF AMERICAN FINANCIAL CORPORATION
     On April 3, 1995, the Company became a wholly owned subsidiary of American Premier Group, Inc., a new corporation formed by the Company for the purpose of acquiring all of the common stock of American Financial Corporation (the "Acquisition"). On June 9, 1995, American Premier Group changed its name to American Financial Group, Inc. ("AFG"). Under the terms of the Acquisition, (a) the Company merged with a subsidiary of AFG (the "Merger") and each share of Company Common Stock then outstanding was converted into one share of AFG Common Stock, and (b) American Financial Corporation ("AFC") merged with another subsidiary of AFG and all shares of AFC common stock were exchanged for 28.3 million shares of AFG Common Stock. As a result of the Acquisition, all of the common stock of the Company and AFC is owned by AFG and AFG is the Company's successor as the issuer of publicly held common stock.

 3.   INSURANCE OPERATIONS

Investments of Insurance Operations
     The insurance operations' investments in fixed maturity securities at June 30, 1995 consisted of the following:

                                           Gross        Gross
                              Amortized  Unrealized   Unrealized    Market
        (In Millions)            Cost      Gains        Losses      Value
Held for investment
  Corporate securities        $  838.5  $   26.9      $    9.3    $  856.1
  Public utilities               168.4       4.5           1.4       171.5
  Mortgage-backed securities      92.8       1.3            .2        93.9
  State and local obligations      8.0        .8            -          8.8
  Foreign securities               8.6        .1            .2         8.5
   Total held for investment   1,116.3      33.6          11.1     1,138.8

Available for sale
  Corporate securities           518.2      25.3           6.1       537.4
  Public utilities                46.0        .7            .8        45.9
  Mortgage-backed securities      58.5       2.1            .4        60.2
  U.S. government securities      78.9       2.9            .5        81.3
  State and local obligations      2.3        -             -          2.3
  Foreign securities              50.5        .2            .5        50.2
    Total available for sale     754.4      31.2           8.3       777.3

    Total fixed maturity
      securities              $1,870.7  $   64.8      $   19.4    $1,916.1

     In connection with the Acquisition, fixed maturity securities of the insurance operations classified as held for investment at April 3, 1995 with a carrying value of $274.1 million (market value of $269.0 million) were reclassified as available for sale. Proceeds and net realized gains from sales of certain of these securities during the 1995 second quarter totalled $56.6 million and $2.3 million, respectively.
     At June 30, 1995, the insurance operations' investments included unrated or less than investment grade corporate securities with a carrying value of $118.1 million (market value $116.1 million). Investments of insurance operations include a net payable for securities purchased but not settled of $14.8 million at June 30, 1995.
     At June 30, 1995, short-term investments consisted principally of U.S. Treasury securities and commercial paper.
     The insurance operations investment in investee corporation reflects the Company's 6 percent ownership (3.2 million shares) of the common stock of Chiquita Brands International ("Chiquita") which is accounted for under the equity method. AFG and its other subsidiaries own an additional 39 percent interest in the common stock of Chiquita. Chiquita is a leading international marketer, processor and producer of quality food products. The market value of the Company's investment in Chiquita was approximately $45.3 million at June 30, 1995.

Investment Income of Insurance Operations
     Investment income consists of the following:

                                          (In Millions)
                              Three Months Ended   Six Months Ended
                                   June 30,            June 30,
                               1995      1994      1995      1994
Income from fixed maturity
  securities                  $ 37.8    $ 32.7    $ 76.1    $ 63.9
Investment expenses              (.8)     (1.0)     (1.6)     (1.7)
Net investment income         $ 37.0    $ 31.7    $ 74.5    $ 62.2

     Income from fixed maturity securities includes income from short-term investments.

     Realized gains (losses) consist of the following:

                                          (In Millions)
                              Three Months Ended   Six Months Ended
                                   June 30,            June 30,
                               1995      1994      1995      1994
Gross realized gains on:
 Fixed maturity securities    $  5.0    $  1.9    $  5.6    $  2.7

Gross realized losses on:
 Fixed maturity securities      (1.7)      (.6)     (1.8)      (.9)
Net realized gains (losses)   $  3.3    $  1.3    $  3.8    $  1.8


     For the three months and six months ended June 30, 1995, proceeds from sales of fixed maturity securities, excluding proceeds from sales at or near maturity, totalled $140.3 million and $163.3 million, respectively, all of which were from securities classified as available for sale. For the three months and six months ended June 30, 1994, proceeds from sales of fixed maturity securities totalled $29.7 million and $39.7 million, respectively, of which $23.8 million and $28.1 million, respectively, were from securities classified as available for sale and $5.9 million and $11.6 million, respectively, were from securities classified as held for investment. All such sales of the held for investment securities were made as a result of deterioration in the issuers' credit rating.

     The gross realized gains (losses) attributable to sales of fixed maturity securities, excluding sales at or near maturity, were:

                                          (In Millions)
                              Three Months Ended   Six Months Ended
                                   June 30,            June 30,
                               1995      1994      1995      1994
Available for sale:
 Gross realized gains         $  4.9    $   .7    $  5.5    $   .8
 Gross realized losses          (1.7)      (.6)     (1.8)      (.7)
                                 3.2        .1       3.7        .1
Held for investment:
 Gross realized gains         $   -     $  1.1    $   -     $  1.3
 Gross realized losses            -         -         -        (.1)
                                  -        1.1        -        1.2

Net realized gains (losses)   $  3.2    $  1.2    $  3.7    $  1.3

Reinsurance
     The insurance operations assume and cede a portion of their written business with other insurance companies in the normal course of business. To the extent that any reinsuring companies are unable to meet their obligations under agreements covering reinsurance ceded, the Company's insurance subsidiaries would remain liable. Amounts deducted from insurance losses and loss adjustment expenses and net written and earned premiums in connection with reinsurance ceded to affiliated and non-affiliated companies, as well as amounts included in net written and earned premiums for reinsurance assumed from affiliated and non-affiliated companies, were as follows:

                                           (In Millions)
                               Three Months Ended    Six Months Ended
                                     June 30,                June 30,
                                 1995      1994      1995      1994
Reinsurance ceded:
   Premiums written
     Affiliates               $    -    $    -    $    -    $    -
     Non-affiliates               4.3       5.2       9.5       9.9

   Premiums earned
     Affiliates                    -         -         -         -
     Non-affiliates               4.3       5.8       9.0       9.5

   Incurred losses and
    loss adjustment expenses
     Affiliates                    .6      (1.1)       .7      (1.5)
     Non-affiliates               1.7       6.9       6.0       9.0

Reinsurance assumed:
   Premiums written
     Affiliates                  37.0      46.6      75.5      87.3
     Non-affiliates               4.9       7.4      10.1      17.6

   Premiums earned
     Affiliates                  20.5      35.7      46.3      58.8
     Non-affiliates               7.4      11.4      15.6      28.9


Other
     During the six months ended June 30, 1995 and 1994, approximately 45 percent and 95 percent, respectively, of net written premiums in the workers' compensation insurance operations were for policies eligible for policyholder dividend consideration.


 4.   PARENT COMPANY INVESTMENTS
     The Parent Company investments in fixed maturity securities at June 30, 1995 consisted of the following:

                                          Gross        Gross
                              Amortized Unrealized   Unrealized    Market
        (In Millions)             Cost     Gains       Losses      Value
Available for sale
  Corporate securities        $   68.8  $     .8     $     .9    $   68.7
  Public utilities                  .3        -            -           .3
  Mortgage-backed securities        .2        -            -           .2
  U.S. government securities      28.7        -            .1        28.6
    Total fixed maturity
     securities               $   98.0  $     .8     $    1.0    $   97.8

     In connection with the Acquisition, all Parent Company fixed maturity securities classified as held for investment at April 3, 1995 with a carrying value of $273.0 million (market value of $268.3 million) were reclassified as available for sale. Proceeds and net realized losses from sales of certain of these securities during the 1995 second quarter totalled $135.5 million and $2.3 million, respectively.
     At June 30, 1995, short-term investments consisted principally of U.S. Treasury securities and commercial paper.
     At June 30, 1995, the carrying value of unrated or less than investment grade corporate securities, totalled $23.1 million.
     For the three months and six months ended June 30, 1995, proceeds from sales of Parent Company investments in fixed maturity securities, excluding proceeds from sales at or near maturity, totalled $299.8 million and $482.7 million, respectively, all of which were from securities classified as available for sale. The net realized losses attributable to such sales were $1.7 million and $2.4 million, respectively.
     Subsequent to the Acquisition, the Company entered into a subordinated credit agreement with AFC under which the Company will make loans available to AFC of up to $675 million (the "Subordinated Credit Agreement"). The credit line bears interest at 11 5/8 percent and converts to a four-year term loan in March 2005 with scheduled principal payments to begin in April 2005. At June 30, 1995 loans outstanding and accrued interest receivable under the Subordinated Credit Agreement totalled $513.0 million and $13.4 million, respectively.
     Also included in amounts due from affiliates at June 30, 1995 are advances to AFG related primarily to expenses of the Acquisition.

                                           - 8 -
PAGE

 5.  DEBT

     In May 1995, rating agencies downgraded the Company's outstanding $500 million principal amount of subordinated notes (the "Notes"). As a result of the Acquisition and the subsequent ratings downgrade, the holders of the Notes had the right (which has since expired) to require the Company to purchase all or any portion of the Notes on August 10, 1995 at par plus accrued interest (the "Put Right"). The Put Right was exercised for Notes totalling approximately $44 million.
     During the 1995 second quarter, the Company repurchased $26.0 million of its 10 5/8 percent subordinated notes and $59.5 million of its 10 7/8 percent subordinated notes for an average of approximately 104 percent of principal amount which resulted in an extraordinary loss of $4.1 million.
     During the third quarter, the Company repurchased an additional $9.3 million of its 10 7/8 percent subordinated notes.


 6.   CHANGES IN COMMON SHAREHOLDERS' EQUITY

                                                                  Unrealized
                                                                     Gains
                               Common Stock     Capital  Retained (Losses) On
(Dollars in Millions)         Shares    Amount  Surplus  Earnings Investments  Total
Balance, December 31, 1994 46,282,157  $ 46.3    $662.2   $867.5    $(27.3)    $1,548.7

Net earnings (loss)             -          -         -      25.8        -          25.8

Dividends declared on
  Common Stock                  -          -         -     (12.1)       -         (12.1)

Purchases of Company
  Common Stock           (3,259,697)     (3.3)    (79.5)     -          -         (82.8)

Exercise of stock options    16,582        -         .3      -          -            .3

Issuance of Common Stock
  under ESPP                  4,239        -         .1      -          -            .1

Change in net unrealized
  gains (losses) on
  investments                   -          -         -       -        41.4         41.4

Conversion of shares to
  shares of American
  Financial Group, Inc. (43,043,281)    (43.0)     43.0      -          -            -

Post-Merger shares
  outstanding            47,000,000      47.0     (47.0)     -          -            -

Other, net                      -          -        (.4)     -          -           (.4)

Balance, June 30, 1995   47,000,000     $ 47.0   $578.7  $881.2      $14.1     $1,521.0

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

    Components of the provision for income tax expense were as follows:

                                                     (In Millions)
                                  Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                    1995      1994      1995      1994
Current
  Federal                         $  (.6)   $  (.6)   $ (1.3)   $ (1.3)
  Foreign, state & local             (.6)      (.8)     (1.2)     (1.1)
    Total current                   (1.2)     (1.4)     (2.5)     (2.4)

Deferred
  Federal                           (7.3)    (10.6)    (15.9)    (18.5)
  Foreign, state & local              -         -         -         -
    Total deferred                  (7.3)    (10.6)    (15.9)    (18.5)

     Total                        $ (8.5)   $(12.0)   $(18.4)   $(20.9)

    Consolidated income tax expense differs from the amount computed using the United States statutory income tax rate for the reasons set forth in the following table:

                                                     (In Millions)
                                  Three Months Ended        Six Months Ended
                                        June 30,           June 30,
                                    1995      1994      1995      1994
Earnings (loss) from continuing
  operations before income taxes  $ 22.1    $ 28.6    $ 48.3    $(18.4)

Expected tax benefit (expense) at
  U.S. statutory income tax rate  $ (7.7)   $(10.1)   $(16.9)   $  6.4
Amortization of goodwill            (1.0)     (1.1)     (2.0)     (2.0)
Capital loss not utilized             -        4.6        -      (20.0)
Other, net                            .2      (5.4)       .5      (5.3)
Consolidated income tax expense   $ (8.5)   $(12.0)   $(18.4)   $(20.9)

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

  USX Litigation
    In May 1994, lawsuits were filed against the Company by USX
Corporation ("USX") and its former subsidiary, Bessemer and Lake Erie Railroad Company ("B&LE"), seeking contribution by the Company, as the successor to the railroad business conducted by PCTC prior to 1976, for all or a portion of the approximately $600 million that USX paid in satisfaction of a judgment against B&LE for its participation in an unlawful antitrust conspiracy among certain railroads commencing in the 1950's and continuing through the 1970's. The lawsuits argue that USX's liability for that payment was attributable to PCTC's alleged activities in furtherance of the conspiracy. On October 13, 1994, the U.S. District Court for the Eastern District of Pennsylvania enjoined USX and B&LE from continuing their lawsuits against the Company, ruling that their claims are barred by the 1978 consummation order issued by that Court in PCTC's bankruptcy reorganization proceedings. USX and B&LE have appealed the District Court's ruling to the U.S. Court of Appeals for the Third Circuit. If the Court of Appeals were to allow these lawsuits to proceed in spite of the bankruptcy consummation order, the Company believes that it would prevail on the merits. For further information, see Part II, Item 1 of this Report.

  Environmental Matters
    The Company is a party or named as a potentially responsible party in a number of proceedings and claims by regulatory agencies and private parties under various environmental protection laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), seeking to impose responsibility on the Company for hazardous waste remediation costs at certain railroad sites formerly owned by PCTC and at certain other sites where hazardous waste allegedly generated by PCTC's railroad operations is present. It is difficult to estimate the Company's liability for remediation costs at these sites for a number of reasons, including the number and financial resources of other potentially responsible parties involved at a given site, the varying availability of evidence by which to allocate responsibility among such parties, the wide range of costs for possible remediation alternatives, changing technology and the period of time over which these matters develop. Nevertheless, the Company believes that its previously established loss accruals for potential pre-reorganization environmental liabilities at such sites are adequate to cover the probable amount of such liabilities, based on the Company's estimates of remediation costs and related expenses at such sites

                                     - 11 -
PAGE
and its estimates of the portions of such costs that will be borne by other parties. Such estimates are based on information currently available to the Company and are subject to future change as additional information becomes available. Such estimates do not assume any recovery from the Company's insurance carriers, although the Company does intend to seek reimbursement from certain insurers for such remediation costs as the Company incurs.
    In terms of potential liability to the Company, the Company believes that the most significant such site is the railyard at Paoli, Pennsylvania ("Paoli Yard") which PCTC transferred to Consolidated Rail Corporation ("Conrail") in 1976. A Record of Decision issued by the U.S. Environmental Protection Agency in 1992 presented a final selected remedial action for clean-up of polychlorinated biphenyls ("PCB's") at Paoli Yard having an estimated cost of approximately $28 million. The Company has accrued a substantial portion of such estimated clean-up costs in its financial statements (in addition to related expenses) but has not accrued the entire amount because it believes it is probable that other parties, including Conrail, will be responsible for substantial percentages of the clean-up costs by virtue of their operation of electrified railroad cars at Paoli Yard that discharged PCB's at higher levels than discharged by cars operated by PCTC.
    In management's opinion, the outcome of the foregoing environmental claims and contingencies will not, individually or in the aggregate, have a material adverse effect on the financial condition of the Company. In making this assessment, management has taken into account previously established loss accruals in its financial statements and probable recoveries from third parties.

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


 9.   STATEMENT OF CASH FLOWS
    During the six month periods ended June 30, 1995 and 1994, state and other income taxes paid were $2.2 million and $4.4 million, respectively. For the same periods, interest paid was $27.4 million and $26.8 million, respectively.

Item 2.   Management's Discussion and Analysis of Financial
         Condition and Results of Operations


    The following discussion and analysis is provided to assist the reader in understanding the Company's financial condition as of June 30, 1995 and December 31, 1994 and its results of operations for the three months and six months ended June 30, 1995 and 1994.


LIQUIDITY AND CAPITAL RESOURCES

                                                      (Dollars in Millions)
                                                      June 30,  December 31,
                                                         1995         1994
Cash, Parent Company short-term investments
  and Parent Company fixed maturity securities        $  134.9     $  838.5
Deduct items not readily available for
  corporate purposes:
    Cash held by the insurance operations                (28.8)       (36.3)
    Securities held in bank escrow accounts              (12.5)       (21.2)
    Private placement notes                              (23.6)       (23.0)
Cash, short-term investments and marketable
  securities                                          $   70.0     $  758.0


Total debt as a percentage of total capital                 22%          25%

    The Company's Federal income tax loss carryforward is available to offset taxable income and, as a result, the Company's requirement to currently pay Federal income tax is substantially eliminated. The $688.0 million decrease during the six months ended June 30, 1995 in the cash, short-term investments and marketable securities included in the preceding table was attributable principally to loans made to AFC under the Subordinated Credit Agreement, the repayment of Company debt and purchases of Company Common Stock.
Net Cash Provided by Operating Activities

    During the six months ended June 30, 1995, cash provided by operating activities was $69.3 million, a decrease of $68.5 million as compared with the same period in 1994. This decrease resulted primarily from a decrease in the insurance operations' operating cash flow at the workers' compensation insurance operations ("Republic Indemnity") and, to a lesser extent, the non-standard private passenger automobile insurance companies (the "NSA Group"). The decrease in operating cash flow at Republic Indemnity resulted primarily from a decrease in written premiums due to 1994 mandatory premium rate reductions and extremely competitive pricing in the marketplace resulting from the repeal of the California workers' compensation minimum rate law effective January 1, 1995. The decrease in operating cash flow at the NSA Group resulted principally from an increase in claims payments. Management expects that the Company's operating cash

                                    - 13- PAGE
flow and financial resources will continue to be adequate to meet its operating needs in the short-term and long-term (i.e. more than twelve months) future. Cash flow of the Company may be influenced by a variety of factors, including changes in the property and casualty insurance industry, the insurance regulatory environment and general economic conditions.
    During the six months ended June 30, 1995, the insurance operations generated $93.4 million of operating cash flow, approximately 65 percent of which was retained by the insurance companies to purchase investments, principally marketable debt securities. The remainder of the cash provided by the insurance operations was paid to the Parent Company through dividends and intercorporate tax allocation payments. During the same period in 1994, the insurance operations generated $169.4 million of operating cash flow, 78 percent of which was retained by the insurance companies to purchase investments.
    The Company's insurance operations are subject to state regulations which limit, by reference to specified measures of statutory operating results and policyholders' surplus, the dividends that can be paid to the Parent Company without prior regulatory approval. Under these restrictions, the maximum amount of dividends which can be paid to the Parent Company during the remainder of 1995 by these subsidiaries is $67.3 million.

Investing and Financing Activities
    During the six months ended June 30, 1995, sales and maturities of the Parent Company investment portfolio (net of purchases of investments) provided $707.8 million. The Company also received an aggregate of $20.7 million from the sale of one of its insurance subsidiaries to AFC and from the sale of one of its industrial businesses. During this same period, the Company used $513.0 million for loans to AFC under the Subordinated Credit Agreement, $89.1 million to repurchase a portion of its 10 5/8 percent and 10 7/8 percent subordinated notes, $87.6 million for purchases of shares of Company Common Stock, $21.7 million for the payment of Common Stock dividends and $10.2 million for advances to AFG primarily related to expenses of the Acquisition. The Company's insurance operations made net purchases of investments of $60.7 million during the first six months of 1995.
    During the same 1994 period, net purchases of investments for the Parent Company investment portfolio totalled $148.8 million. The Company also used $16.2 million to redeem all of its outstanding 9 1/2 percent subordinated debentures, $16.3 million for purchases of shares of Company Common Stock and $20.3 million for the payment of Common Stock dividends. During this same period, the Company received $146.9 million as partial consideration from the sale of its General Cable notes and stock and $34.9 million from the sale of three of its non-insurance businesses. During the first six months of 1994, the Company's insurance operations made net purchases of investments of $110.1 million.
    At June 30, 1995, the Parent Company investment portfolio held unrated or less than investment grade corporate debt securities with carrying values of $23.1 million. At that date, the Company's insurance operations held $118.1 million of such unrated or less than investment grade debt securities and preferred stocks. The Company continues to limit its investment in unrated or less than investment grade securities of any one issuer and regularly monitors the condition of the issuers and their industries. At June 30, 1995, the largest investment of the Company and its insurance operations in such securities of any one issuer totalled $30.7 million.

    During the six months ended June 30, 1995, the Company's continuing operations did not have large capital spending requirements. The Company presently has no plans or commitments for material capital expenditures.


Borrowing Facilities and Debt Obligations

    At June 30, 1995, the Company's total debt to total capital ratio decreased to 22 percent from 25 percent at year-end 1994, principally as a result of the Company's repurchase of a portion of its subordinated notes during the 1995 second quarter. Total capital as defined for this ratio consists of debt, minority interests in subsidiaries and common shareholders' equity.
    During June and July 1995, holders of approximately $44 million principal amount of Notes tendered their Notes to the Company pursuant to the Put Right. On August 10, 1995, Notes tendered were purchased at 100 percent of principal amount plus accrued interest. See Note 5 of Notes to Financial Statements.


RESULTS OF OPERATIONS

Analysis of Continuing Operations

    The Company reported net earnings from continuing operations for the three and six months ended June 30, 1995 of $13.6 million and $29.9 million, respectively, compared to net earnings from continuing operations of $16.6 million for the 1994 second quarter and a net loss from continuing operations of $39.3 million for the first six months of 1994. Results for the first six months of 1994 included a net realized capital loss of $73.5 million principally from the disposal of the General Cable Corporation subordinated notes previously owned by the Company and tax adjustments related primarily to the disposal of certain subsidiaries. Income from continuing operations for the three and six months ended June 30, 1995, excluding net realized capital gains was $12.7 million and $29.1 million, respectively. Excluding net realized capital gains and losses and tax adjustments, income from continuing operations for the same periods in 1994 was $16.7 million and $34.2 million, respectively.
    Revenues in the Insurance operations for the 1995 second quarter of $419.4 million decreased as compared with revenues of $424.3 million for the same period in 1994. For the six months ended June 30, 1995, revenues of $839.3 increased as compared with revenues of $812.7 million for the first six months of 1994. The increase in revenues for the first six months of 1995 was due primarily to an increase in earned premiums at the NSA Group, partially offset by a decrease in earned premiums at Republic Indemnity. Revenues decreased for the second quarter due to the decrease in earned premiums at Republic Indemnity which more than offset an increase in earned premiums at the NSA Group. During both the second quarter and first six months of 1995, investment income before realized gains and losses on sales of investments in the insurance operations' portfolio increased due to higher average investment balances. Operating income in the Insurance operations for the three and six months ended June 30, 1995

                                      - 15 -
PAGE
of $27.7 million and $63.8 million, respectively, decreased as compared with operating income of $42.4 million and $82.9 million for the same periods in 1994, primarily due to a decrease in underwriting profits, partially offset by higher investment income and net realized gains. The combined ratio for the Insurance operations was 102.8 percent and 101.2 percent, respectively, for the three and six months ended June 30, 1995, as compared with 96.8 percent and 96.7 percent for the same periods in 1994.
    For the second quarter and first six months of 1995, net written premiums of the NSA Group grew 11 percent and 12 percent respectively, over the comparable 1994 periods principally due to increased penetration within the NSA Group's existing markets, supplemented by limited expansion into new states. The NSA Group experienced an underwriting loss for both 1995 periods due mainly to hail-related losses aggregating approximately $15.3 million arising from severe weather in central and northern parts of Texas. In addition, rate levels in certain markets have not been adequate to maintain profitable underwriting results. These factors were partially offset by a reduction in the underwriting expense ratio largely due to cost control measures. Premium rate increases were effected in several states during 1994 and the NSA Group has continued to increase rates in 1995 in response to declining underwriting margins. The average rate increase in 1995 across the NSA Group's entire book of business was approximately 11 percent. The higher rate levels and competitive pressures in the non-standard automobile insurance industry have impacted the written and earned premium growth rates during the first half of 1995 and there can be no assurance that growth rates experienced in recent periods will be sustained in the future.
    Republic's net written premiums declined 41 percent and 33 percent for the second quarter and first six months of 1995, respectively, due to 1994 mandatory premium rate reductions, a portion of which were phased in over the course of the policy terms in 1994 and 1995, and the impact of the repeal of the workers' compensation minimum rate law effective January 1, 1995. As a consequence of the repeal of this law, Republic's rate levels contemplate the change in its mix of business toward non-participating policies which do not require the payment of policyholder dividends. Furthermore, Republic has encountered extremely competitive pricing in the marketplace during the first half of 1995. Despite lower premium volume, the combined ratio was lower for the three and six months ended June 30, 1995 mainly because of lower policyholder dividends, and a reduction in the amount of policyholder dividends estimated to be incurred, partially offset by an increase in the frequency of claims and less favorable loss development relating to prior years' claim activity than that experienced during the comparable 1994 periods. Also, the underwriting expense ratio increased for the 1995 periods primarily due to the decline in earned premiums coupled with higher commission rates as compared to the 1994 periods.

Interest and Dividend Income

    Interest and dividend income from Parent Company investments increased $8.1 million and $11.6 million for the three and six month periods ended June 30, 1995, as compared with the same periods in 1994. Interest and dividend income for 1995 includes $13.4 million of interest on loans made to AFC pursuant to the Subordinated Credit Agreement. Excluding such interest, Parent Company interest and dividend income decreased due primarily to lower average investment balances, partially offset by an increase in average yields.

Other Operations

    For the three and six months ended June 30, 1995, net sales, cost of sales and other operating and general expenses decreased as compared with the same periods in 1994 primarily as a result of the sales of the Company's non-insurance operations during 1994 and the early part of 1995.

Income Taxes

    For the three and six months ended June 30, 1995, the Company recorded income tax expense of $8.5 million and $18.4 million, respectively. For the 1994 second quarter, the Company recorded income tax expense of $12.0 million. Despite a pre-tax loss during the first six months of 1994, the Company recorded income tax expense of $20.9 million due to the Company's inability to fully realize the tax benefit attributable to the net realized capital loss recorded in that period. See
Note 7 of Notes to Financial Statements.
    Management believes that it is more likely than not that the net deferred tax asset at June 30, 1995 will be realized primarily through the generation of taxable income during the loss carryforward period. This belief derives from an analysis of estimated future taxable income based on certain assumptions concerning future events during the loss carryforward period. The estimate of future taxable income used in determining the net deferred tax asset is not necessarily indicative of the Company's future results of operations. As is the case with any estimate of future results, there will be differences between assumed and actual economic and business conditions of future periods. Moreover, the estimate may also be affected by unpredictable future events, including but not necessarily limited to changes in the Company's capital structure and future acquisitions and dispositions. Therefore, the analysis of estimated future taxable income will be reviewed and updated periodically, and any required adjustments, which may increase or decrease the net deferred tax asset, will be made in the period in which the developments on which they are based become known.













                                    - 17 -
PAGE

                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

    Reference is made to Item 3 - "Legal Proceedings" of the Company's Annual Report on Form 10-K for 1994 for a description of certain lawsuits brought against the Company by USX Corporation ("USX") and Bessemer and Lake Erie Railroad Company ("B&LE"). As stated therein, on October 13, 1994, the U.S. District Court for the Eastern District of Pennsylvania enjoined USX and B&LE from continuing their lawsuits, ruling that their claims are barred by the 1978 consummation order issued by the Court in the Company's bankruptcy proceedings. USX and B&LE appealed the District Court's ruling to the U.S. Court of Appeals for the Third Circuit.
Briefing of the appeal has been completed, the case was orally argued on July 24, 1995 and the parties are awaiting the Court of Appeals' decision. If the Court of Appeals were to reverse the District Court and allow these lawsuits to proceed in spite of the bankruptcy consummation order, the Company believes that the defenses described in said Form 10-K would enable it to prevail on the merits.
    Reference is made to Item 3 - "Legal Proceedings" of the Company's Annual Report on Form 10-K for 1994 for a description of two misdemeanor charges brought by the U.S. Government that were pending against a subsidiary of the Company, Buckeye Pipe Line Company ("Buckeye"), arising out of a pipeline rupture that occurred in 1990. In May 1995, Buckeye paid a fine of $125,000 in respect of one of the charges, the alleged violation of the strict liability provisions of the Rivers and Harbors Act, and reimbursed the U. S. Government $100,000 towards its costs of the investigation of the incident. The U.S. Government dismissed the other charge, which alleged a violation of the Clean Water Act.
    This matter is not considered material to the Company's financial condition or results of operations, but is included herein to comply with Securities and Exchange Commission rules requiring disclosure of environmental proceedings brought by governmental entities involving potential sanctions exceeding $100,000.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:

    27 Financial data schedule (Copy included in Report filed electronically with the Securities and Exchange Commission.)


(b) Reports on Form 8-K filed during the quarter ended June 30, 1995:

    Current Report on Form 8-K (Items 5 and 7) dated April 3, 1995.

SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             AMERICAN PREMIER UNDERWRITERS, INC.
                                       (Registrant)




Date: August 14, 1995           By            /s/ R. F. Amory
                                          R. F. Amory
                             Vice President and Corporate Controller
                                 (Principal Accounting Officer)