Form 10-Q
period 1995-09-30
AMERICAN PREMIER UNDERWRITERS INC
filed 1995-11-14
CIK 77098

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549


                                FORM 10-Q


         Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934


For the Quarterly Period Ended                           Commission File
September 30, 1995                                            No. 1-1569



                    AMERICAN PREMIER UNDERWRITERS, INC.


Incorporated under                                       IRS Employer I.D.
the Laws of Pennsylvania                                 No. 23-6000765


              One East Fourth Street, Cincinnati, Ohio  45202
                              (513) 579-6600





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No




As of November 1, 1995, there were 47,000,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc., an Ohio corporation.

                   AMERICAN PREMIER UNDERWRITERS, INC.


                                  INDEX


                                                               Page No.

PART I.  FINANCIAL INFORMATION


Item 1.    Financial Statements

      Statement of Income -                                         1
          For the three months and nine months
          ended September 30, 1995 and 1994

      Balance Sheet -                                               2
        September 30, 1995 and December 31, 1994

      Statement of Cash Flows -                                     3
        For the nine months ended September 30,
          1995 and 1994


      Notes to Financial Statements                                 4



Item 2. Management's Discussion and Analysis                       14
        of Financial Condition and Results
        of Operations




PART II.   OTHER INFORMATION


Item 1.    Legal Proceedings                                       19


Item 6.    Exhibits and Reports on Form 8-K                        19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF INCOME
(In Millions)

                                    Three Months Ended   Nine Months Ended
                                       September 30,        September 30,
                                      1995       1994      1995       1994
Revenues
  Insurance operations
  Premiums earned                     $ 372.1  $ 412.2    $1,131.5 $1,160.9
       Net investment income             35.8     32.4       110.3     94.6
       Net realized gains (losses)        6.9     (1.0)       10.7       .8
  Equity in net earnings
    of investee corporations              (.9)      -           .7       -
  Other operations
  Net sales                               3.5     22.4        10.7     97.5
  Interest and dividend income           16.0     10.6        43.2     26.2
  Provision for loss on
    sale of General Cable
    Corporation securities                 -        -           -     (75.8)
  Net realized gains (losses)              .2       -         (2.2)      .1
                                        433.6    476.6     1,304.9  1,304.3
Expenses
  Insurance operations
  Losses                                259.8    250.7       771.5    685.2
  Loss adjustment expenses               43.6     40.2       127.6    113.8
  Commissions and other
    insurance expenses                   87.0     91.1       261.7    260.9
  Policyholder dividends                 (3.5)    15.7         1.6     67.6
  Other operations
  Cost of sales                           1.1     18.1         3.8     53.9
  Interest and debt expense               9.8     13.1        36.1     39.9
  Other operating and
     general expenses                     6.4     12.9        24.9     66.6
                                        404.2    441.8     1,227.2  1,287.9

Earnings before income taxes             29.4     34.8        77.7     16.4
Income tax expense                      (11.2)    (9.6)      (29.6)   (30.5)

Net earnings (loss) from
  continuing operations                  18.2     25.2        48.1    (14.1)

Gain(loss) on disposal of
  discontinued operations                  -        .9          -       (.5)
Extraordinary loss                        (.6)      -         (4.7)      -

Net earnings (loss)                   $  17.6  $  26.1    $   43.4  $ (14.6)


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

        AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
                                 BALANCE SHEET
                                 (In Millions)

                                               September 30,  December 31,
                                                    1995          1994
Assets
Investments held by insurance operations
  Fixed maturity securities
    Held for investment - stated at amortized cost
       (market $1,157.0 and $1,244.5)             $1,133.5     $1,317.9
    Available for sale - stated at market
       (cost $751.1 and $524.1)                      770.3        501.0
  Short-term investments                              29.0         51.7
  Equity in affiliates                                 4.6           -
  Investment in investee corporation                  44.1           -
                                                   1,981.5      1,870.6
Parent Company investments
  Fixed maturity securities
    Held for investment - stated at amortized cost
       (market $  - and $271.5)                         -         279.3
    Available for sale - stated at market
       (cost $43.4 and $328.0)                        42.9        323.4
  Short-term investments                               5.8        199.1
  Equity in affiliates                                 8.4         11.7
  Amounts due from affiliates                        521.8           -
                                                     578.9        813.5

Cash                                                  46.0         36.7
Accrued investment income                             35.0         46.6
Agents' balances and premiums receivable             354.3        343.8
Reinsurance receivable                                50.5         52.7
Other receivables                                     35.3         42.2
Deferred policy acquisition costs                     94.8         92.1
Cost in excess of net assets acquired                393.6        394.5
Deferred tax asset                                   235.2        267.7
Other assets                                         194.2        233.6
    Total                                         $3,999.3     $4,194.0


Liabilities And Common Shareholders' Equity

Unpaid losses and loss adjustment expenses        $1,177.6     $1,130.9
Policyholder dividends                                65.6        102.4
Unearned premiums                                    466.5        440.2
Debt                                                 368.1        507.3
Minority interests in subsidiaries                      -           6.2
Accounts payable and other liabilities               402.8        458.3
  Total liabilities                                2,480.6      2,645.3

Common Stock                                          47.0         46.3
Capital surplus                                      578.4        662.2
Retained earnings (from October 25, 1978)            881.3        867.5
Net unrealized gains (losses) on investments          12.0        (27.3)
  Total common shareholders' equity                1,518.7      1,548.7
    Total                                         $3,999.3     $4,194.0

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

         AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
                           STATEMENT OF CASH FLOWS
                                (In Millions)

                                                          Nine Months ended
                                                             September 30,
                                                            1995     1994
Cash flows of operating activities:
  Net earnings (loss) from continuing operations          $   48.1  $ (14.1)
  Adjustments to reconcile earnings from continuing
    operations to net cash provided by continuing activities
       Deferred Federal income tax                            25.7     26.8
  Equity in net earnings of investee corporations              (.7)      -
       Depreciation, depletion and amortization               19.9     21.3
       Net (gain) loss on disposals of businesses,
   investments and property, plant and equipment              (7.8)    71.5
       Changes in assets and liabilities, excluding effects of
   acquisitions and divestitures of businesses
     Increase in receivables                                 (15.1)   (69.3)
     Increase in other assets                                 (4.0)    (3.3)
     Decrease in accounts payable and other liabilities      (15.5)    (2.1)
     Increase in unpaid losses and loss
       adjustment expenses                                    47.2    122.8
     Increase (decrease) in policyholder dividends           (36.8)     8.3
     Increase in unearned premiums                            27.7     74.4
  Dividends from investees                                      .3       -
  Other, net                                                   4.1      1.7
       Net cash flows of operating activities                 93.1    238.0

Cash flows of investing activities:
  Purchases of available for sale investments               (287.7)  (375.0)
  Maturities and sales of available for sale investments     844.3     68.7
  Purchases of held for investment securities               (129.5)  (305.5)
  Maturities of held for investment securities                47.0    107.0
  Purchases of short-term investments                        (21.8)  (180.0)
  Sales and maturities of short-term investments             145.8    158.3
  Net decrease in short-term investments                      95.4    143.9
  Sales of businesses                                         20.7     32.9
  Sale of General Cable Corporation securities                  -     176.7
  Acquisitions of businesses, net of cash acquired           (13.4)      -
  Capital expenditures                                       (10.8)   (18.3)
  Other, net                                                    .2     (1.4)
       Net cash flows of investing activities                690.2   (192.7)
Cash flows of financing activities:
  Repayment of debt                                         (144.1)   (17.1)
  Common Stock dividends                                     (21.7)   (30.4)
  Exercise of stock options and conversion of career shares     .5     15.0
  Purchases of Company Common Stock                          (87.6)   (16.3)
  Net advances to affiliates                                (521.2)      -
  Other, net                                                    .1      4.0
       Net cash flows of financing activities               (774.0)   (44.8)

Increase in cash                                               9.3       .5
Cash - beginning of year                                      36.7     32.4

Cash - end of period                                      $   46.0  $  32.9


              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

        AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS

 1.   ACCOUNTING POLICIES AND BASIS OF PRESENTATION
     In the opinion of management, the accompanying unaudited financial statements of American Premier Underwriters, Inc. and Consolidated Subsidiaries (the "Company") include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's results of operations, financial position and cash flows. As permitted by the rules and regulations of the Securities and Exchange Commission ("SEC"), the financial statements do not include all of the accounting information normally included with financial statements prepared in accordance with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Results for the three months and nine months ended September 30, 1995 are not necessarily indicative of the results for any other interim period or for the year as a whole. Certain reclassifications have been made to prior years to conform to the current year's presentation.


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

 3.   INSURANCE OPERATIONS

Investments of Insurance Operations
     The insurance operations' investments in fixed maturity securities at September 30, 1995 consisted of the following:

                                           Gross        Gross
                              Amortized  Unrealized   Unrealized    Market
        (In Millions)           Cost       Gains        Losses      Value
Held for investment
  Corporate securities        $  831.0  $   25.9       $    8.4   $  848.5
  Public utilities               194.6       5.5            1.2      198.9
  Mortgage-backed securities      91.5       1.2             .2       92.5
  State and local obligations      7.8        .8             -         8.6
  Foreign securities               8.6        .1             .2        8.5
   Total held for investment   1,133.5      33.5           10.0    1,157.0

Available for sale
  Corporate securities           507.9      20.8            5.5      523.2
  Public utilities                54.7        .9             .6       55.0
  Mortgage-backed securities      65.3       2.1             .3       67.1
  U.S. government securities      74.7       2.3             .4       76.6
  State and local obligations      2.3        .1             -         2.4
  Foreign securities              51.7        .3             .5       51.5
    Total available for sale     756.6      26.5            7.3      775.8

    Total fixed maturity
      securities              $1,890.1  $   60.0       $   17.3   $1,932.8

     In connection with the Acquisition, fixed maturity securities of the insurance operations classified as held for investment at April 3, 1995 with a carrying value of $274.1 million (market value of $269.0 million) were reclassified as available for sale.
     At September 30, 1995, the insurance operations' investments included unrated or less than investment grade corporate securities with a carrying value of $107.6 million (market value $105.4 million). Investments of insurance operations include a net payable of $5.5 million for securities purchased but not settled at September 30, 1995. At September 30, 1995, short-term investments consisted principally of U.S. Treasury securities and commercial paper.
     The insurance operations investment in investee corporation reflects the Company's 6 percent ownership (3.2 million shares) of the common stock of Chiquita Brands International ("Chiquita") which is accounted for under the equity method. AFG and its other subsidiaries own an additional 39 percent interest in the common stock of Chiquita. Chiquita is a leading international marketer, processor and producer of quality food products. The market value of the Company's investment in Chiquita was approximately $55.4 million at September 30, 1995.

Investment Income of Insurance Operations
     Investment income consists of the following:

                                          (In Millions)
                              Three Months Ended   Nine Months Ended
                                September 30,        September 30,
                               1995       1994      1995       1994
Income from fixed maturity
  securities                  $ 36.8     $ 33.2    $112.9     $ 97.1
Investment expenses             (1.0)       (.8)     (2.6)      (2.5)
Net investment income         $ 35.8     $ 32.4    $110.3     $ 94.6

     Income from fixed maturity securities includes income from short-term investments.

     Realized gains (losses) consist of the following:

                                         (In Millions)
                              Three Months Ended   Nine Months Ended
                                September 30,        September 30,
                               1995        1994     1995       1994
Gross realized gains on:
 Fixed maturity securities    $  7.3    $   -     $ 12.9    $  2.7

Gross realized losses on:
 Fixed maturity securities      ( .4)     (1.0)     (2.2)     (1.9)
Net realized gains (losses)   $  6.9    $ (1.0)   $ 10.7    $   .8


     For the three months and nine months ended September 30, 1995, proceeds from sales of fixed maturity securities, excluding proceeds from sales at or near maturity, totalled $134.8 million and $298.1 million, respectively, of which $122.1 million and $285.4 million, respectively, were from securities classified as available for sale and $12.7 million in each period were from securities classified as held for investment. For the three months and nine months ended September 30, 1994, proceeds from sales of fixed maturity securities totalled $15.5 million and $55.2 million, respectively. All of such proceeds for the 1994 third quarter were from securities classified as available for sale. For the nine months ended September 30, 1994, $43.6 million of proceeds from these sales were from securities classified as available for sale and $11.6 million were from securities classified as held for investment. All sales of held for investment securities were made as a result of deterioration in the issuers' credit ratings.

     The gross realized gains (losses) attributable to sales of fixed maturity securities, excluding sales at or near maturity, were:

                                           (In Millions)
                              Three Months Ended      Nine Months Ended
                                September 30,          September 30,
                               1995     1994          1995      1994
Available for sale:
 Gross realized gains          $  6.6    $   .1       $ 12.1    $   .9
 Gross realized losses            (.3)      (.8)        (2.1)     (1.5)

Held for investment:
 Gross realized gains          $   .7    $   -        $   .7    $  1.3
 Gross realized losses             -         -            -        (.1)

Reinsurance
     The insurance operations assume and cede a portion of their written business with other insurance companies in the normal course of business. To the extent that any reinsuring companies are unable to meet their obligations under agreements covering reinsurance ceded, the Company's insurance subsidiaries would remain liable. Amounts deducted from insurance losses and loss adjustment expenses and net written and earned premiums in connection with reinsurance ceded to affiliated and non-affiliated companies, as well as amounts included in net written and earned premiums for reinsurance assumed from affiliated and non-affiliated companies, were as follows:

                                             (In Millions)
                               Three Months Ended   Nine Months Ended
                                 September 30,        September 30,
                                1995     1994        1995      1994
Reinsurance ceded:
   Premiums written
     Affiliates               $    -    $    -     $    -    $    -
     Non-affiliates               1.9       6.3       11.4      16.2

   Premiums earned
     Affiliates                    -         -          -          -
     Non-affiliates               2.4       4.8       11.4       14.3

   Incurred losses and
    loss adjustment expenses
     Affiliates                    .1      (.4)         .8       (1.9)
     Non-affiliates               2.4      4.4         8.4       13.4

Reinsurance assumed:
   Premiums written
     Affiliates                  31.2     45.5       106.7      132.8
     Non-affiliates               5.8     10.8        15.9       28.4

   Premiums earned
     Affiliates                  32.9     34.9        79.2      93.7
     Non-affiliates               6.7     13.2        22.3      42.1

 4.   PARENT COMPANY INVESTMENTS
     The Parent Company investments in fixed maturity securities at September 30, 1995 consisted of the following:

                                           Gross       Gross
                              Amortized  Unrealized  Unrealized     Market
        (In Millions)             Cost     Gains       Losses       Value
Available for sale
  Corporate securities        $   29.8   $     .2    $     .7     $   29.3
  Public utilities                  .3         -           -            .3
  U.S. government securities      13.3         -           -          13.3
    Total fixed maturity
     securities               $   43.4   $     .2    $     .7     $   42.9

     In connection with the Acquisition, all Parent Company fixed maturity securities classified as held for investment at April 3, 1995 with a carrying value of $273.0 million (market value of $268.3 million) were reclassified as available for sale.
     At September 30, 1995, short-term investments consisted principally of U.S. Treasury securities and commercial paper.
     At September 30, 1995, the carrying value of unrated or less than investment grade corporate securities, totalled $22.8 million.
     For the three months and nine months ended September 30, 1995, proceeds from sales of Parent Company investments in fixed maturity securities, excluding proceeds from sales at or near maturity, totalled $51.4 million and $534.1 million, respectively, all of which were from securities classified as available for sale. The net realized gains attributable to such sales during the 1995 third quarter were $.2 million. For the nine months ended September 30, 1995, such sales resulted in net realized losses of $2.2 million.
     Subsequent to the Acquisition, the Company entered into a credit agreement with AFC under which the Company will make loans available to AFC of up to $675 million (the "AFC Credit Agreement"). The credit line bears interest at 11-5/8 percent and converts to a four-year term loan in March 2005 with scheduled principal payments to begin in April 2005. At September 30, 1995, amounts outstanding under the AFC Credit Agreement totalled $559.6 million.
     Also subsequent to the Acquisition, the Company entered into a credit agreement with AFG under which the Company and AFG will make loans of up to $125 million available to each other (the "AFG Credit Agreement"). The balance outstanding under the credit line bears interest at a variable rate of one percent over the London Interbank Offered Rate (LIBOR) and is payable on December 31, 2010. At September 30, 1995, amounts payable to AFG under the AFG Credit Agreement totalled $53.0 million.

 5.  DEBT

     Long-term debt of the Company consisted of the following:

                                       September 30,   December 31,
                                            1995           1994
     10-7/8% Subordinated notes due 2011   $ 79.0         $148.9

     10-5/8% Subordinated notes due 2000    120.3          149.2

     9-3/4% Subordinated notes due 1999     159.6          199.4

     Other                                    9.2            9.8

                                           $368.1         $507.3

     In May 1995, rating agencies downgraded the Company's subordinated notes (the "Notes"). As a result of the Acquisition and the subsequent ratings downgrade, the holders of the Notes had the right (which has since expired) to require the Company to purchase all or any portion of the Notes on August 10, 1995 at par plus accrued interest (the "Put Right"). The Put Right was exercised for Notes totalling approximately $44 million.
     In addition, during the 1995 second and third quarters, the Company repurchased $27.0 million of its 10-5/8 percent subordinated notes and $69.3 million of its 10-7/8 percent subordinated notes for an average of approximately 104 percent of principal amount which resulted in an extraordinary loss of $4.7 million.
     During the fourth quarter (through November 10), the Company repurchased an additional $26.0 million of its 10-7/8 percent subordinated notes.

 6.   CHANGES IN COMMON SHAREHOLDERS' EQUITY

                                                                    Unrealized
                                                                      Gains
                                   Common Stock   Capital  Retained  (Losses) On
(Dollars in Millions)            Shares   Amount  Surplus  Earnings  Investments
Balance, December 31, 1994   46,282,157   $ 46.3    $662.2   $867.5   $(27.3)

Net earnings                       -          -         -      43.4       -

Dividends declared on
  Common Stock                     -          -         -     (10.8)      -

Purchases of Company
  Common Stock               (3,259,697)    (3.3)    (79.5)      -        -

Exercise of stock options        16,582       -         .3       -        -

Issuance of Common Stock
  under ESPP                      4,239       -         .1       -        -

Change in net unrealized
  gains (losses) on
  investments                      -          -         -        -      39.3

Conversion of shares to
  shares of American
  Financial Group, Inc.     (43,043,281)   (43.0)     43.0       -        -

Post-Merger shares
  outstanding                47,000,000     47.0     (47.0)      -        -

Dividends to American
  Financial Group, Inc.            -          -         -     (18.8)      -

Other, net                         -          -        (.7)      -        -

Balance, September 30, 1995  47,000,000   $ 47.0    $578.4   $881.3   $ 12.0

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

    Components of the provision for income tax expense were as follows:

                                           (In Millions)
                              Three Months Ended      Nine Months Ended
                                 September 30,           September 30,
                               1995         1994        1995      1994
  Current
      Federal                   $  (.8)   $  (.8)     $ (2.1)   $ (2.1)
      Foreign, state & local       (.6)      (.5)       (1.8)     (1.6)
      Total current               (1.4)     (1.3)       (3.9)     (3.7)

  Deferred
    Federal                       (9.8)     (8.3)      (25.7)    (26.8)
    Foreign, state & local          -         -           -         -
      Total deferred              (9.8)     (8.3)      (25.7)    (26.8)

     Total                      $(11.2)   $ (9.6)     $(29.6)   $(30.5)

  Consolidated income tax expense differs from the amount computed using the United States statutory income tax rate for the reasons set forth in the following table:

                                            (In Millions)
                              Three Months Ended      Nine Months Ended
                                 September 30,           September 30,
                               1995         1994        1995      1994
  Earnings from continuing
    operations before income
    taxes                       $ 29.4    $ 34.8      $ 77.7    $ 16.4

  Expected tax expense at U.S.
    statutory income tax rate   $(10.3)   $(12.1)     $(27.2)   $ (5.7)
  Amortization of goodwill        (1.1)      (.9)       (3.1)     (2.9)
  Capital loss not utilized         -         -           -      (20.0)
  Other, net                        .2       3.4          .7      (1.9)
  Consolidated income tax
    expense                     $(11.2)   $ (9.6)     $(29.6)   $(30.5)


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


 9.   STATEMENT OF CASH FLOWS
  During the nine month periods ended September 30, 1995 and 1994, state and other income taxes paid were $3.2 million and $5.5 million, respectively. For the same periods, interest paid was $37.7 million and $36.6 million, respectively.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


  The following discussion and analysis is provided to assist the reader in understanding the Company's financial condition as of September 30, 1995 and December 31, 1994 and its results of operations for the three months and nine months ended September 30, 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES

                                                     (Dollars in Millions)
                                                September 30, December 31,
                                                        1995         1994
  Cash, Parent Company short-term investments
    and Parent Company fixed maturity securities   $   94.7     $  838.5
  Deduct items not readily available for
    corporate purposes:
      Cash held by the insurance operations           (36.3)       (36.3)
      Securities held in bank escrow accounts         (12.7)       (21.2)
      Private placement notes                         (23.3)       (23.0)
  Cash, short-term investments and marketable
    securities                                     $   22.4     $  758.0


  Total debt as a percentage of total capital           20%          25%

  The Company's Federal income tax loss carryforward is available to offset taxable income and, as a result, the Company's requirement to currently pay Federal income tax is substantially eliminated. The $735.6 million decrease during the nine months ended September 30, 1995 in the cash, short-term investments and marketable securities included in the preceding table was attributable principally to loans made to AFC under the AFC Credit Agreement, the repayment of Company debt and purchases of Company Common Stock. Partially offsetting these decreases were net advances received from AFG under the AFG Credit Agreement.

Net Cash Provided by Operating Activities

  During the nine months ended September 30, 1995, cash provided by operating activities was $93.1 million, a decrease of $144.9 million as compared with the same period in 1994. This decrease resulted primarily from a decrease in the insurance operations' operating cash flow at the workers' compensation insurance operations ("Republic Indemnity") and, to a lesser extent, the non-standard private passenger automobile insurance companies (the "NSA Group"). The decrease in operating cash flow at Republic Indemnity resulted primarily from a decrease in written premiums due to 1994 mandatory premium rate reductions and extremely competitive pricing in the marketplace resulting from the repeal of the California workers' compensation minimum rate law effective January 1, 1995. The decrease in operating cash flow at the NSA Group resulted principally from an increase in claims payments and a decrease in the rate of written premium growth. Management expects that the Company's operating cash flow and financial resources will continue to be adequate to meet its operating needs in the short-term and long-term (i.e. more than twelve months) future. Cash flow of the Company may be influenced by a variety of factors, including changes in the property and casualty insurance industry, the insurance regulatory environment and general economic conditions.
  During the nine months ended September 30, 1995, the insurance operations generated $124.2 million of operating cash flow, approximately 67 percent of which was retained by the insurance companies to purchase investments, principally marketable debt securities. The remainder of the cash provided by the insurance operations was paid to the Parent Company through dividends and intercorporate tax allocation payments. During the same period in 1994, the insurance operations generated $266.9 million of operating cash flow, 82 percent of which was retained by the insurance companies to purchase investments.
  The Company's insurance operations are subject to state regulations which limit, by reference to specified measures of statutory operating results and policyholders' surplus, the dividends that can be paid to the Parent Company without prior regulatory approval. Without such approval, the maximum amount of dividends which can be paid to the Parent Company during the remainder of 1995 by these subsidiaries is $61.9 million.


Investing and Financing Activities

  During the nine months ended September 30, 1995, sales and maturities of the Parent Company investment portfolio (net of purchases of investments) provided $762.1 million. The Company also received $55.3 million in advances from AFG under the AFG Credit Agreement (net of $10.2 million advanced to AFG primarily related to expenses of the Acquisition) and an aggregate of $20.7 million from the sale of one of its insurance subsidiaries to AFC and from the sale of one of its industrial businesses. During this same period, the Company used $559.6 million for loans to AFC under the AFC Credit Agreement, $143.6 million to repurchase a portion of its subordinated notes, $87.6 million for purchases of shares of Company Common Stock and $21.7 million for the payment of Common Stock dividends prior to the merger. The Company's insurance operations made net purchases of investments of $68.6 million during the first nine months of 1995.
  During the same 1994 period, net purchases of investments for the Parent Company investment portfolio totalled $184.4 million. The Company also used $16.2 million to redeem all of its outstanding 9 1/2 percent subordinated debentures, $16.3 million for purchases of shares of Company Common Stock and $30.4 million for the payment of Common Stock dividends.

During this same period, the Company received $176.7 million from the sale of its General Cable notes and stock, $34.9 million from the sale of three of its non-insurance businesses and $15.0 million for shares of Company Common Stock issued pursuant to the exercise of stock options. During the first nine months of 1994, the Company's insurance operations made net purchases of investments of $198.2 million.
  The Company continues to limit its investment in unrated or less than investment grade securities of any one issuer and regularly monitors the condition of the issuers and their industries. At September 30, 1995, the largest investment of the Company and its insurance operations in such securities of any one issuer totalled $30.8 million.
  During the nine months ended September 30, 1995, the Company's continuing operations did not have large capital spending requirements. The Company presently has no plans or commitments for material capital expenditures.


Borrowing Facilities and Debt Obligations

  At September 30, 1995, the Company's total debt to total capital ratio decreased to 20 percent from 25 percent at year-end 1994, principally as a result of the Company's repurchase of a portion of its subordinated notes during 1995. Total capital as defined for this ratio consists of debt, minority interests in subsidiaries and common shareholders' equity.
  During the 1995 third quarter, approximately $44 million principal amount of Notes tendered to the Company pursuant to the Put Right were purchased by the Company at 100 percent of principal amount plus accrued interest. See Note 5 of Notes to Financial Statements.

RESULTS OF OPERATIONS

Analysis of Continuing Operations

  The Company reported net earnings from continuing operations for the three and nine months ended September 30, 1995 of $18.2 million and $48.1 million, respectively, compared to net earnings from continuing operations of $25.2 million for the 1994 third quarter and a net loss from continuing operations of $14.1 million for the first nine months of 1994. Results for the first nine months of 1994 included a net realized capital loss of $70.3 million principally from the disposal of the General Cable Corporation subordinated notes previously owned by the Company and tax adjustments related primarily to the disposal of certain subsidiaries. Income from continuing operations for the three and nine months ended September 30, 1995, excluding net realized capital gains was $13.8 million and $42.9 million, respectively. Excluding net realized capital gains and losses and tax adjustments, income from continuing operations for the same periods in 1994 was $22.0 million and $56.2 million, respectively.

  Revenues in the Insurance operations for the three and nine months ended September 30, 1995 of $413.9 million and $1,253.2 million, respectively, decreased as compared with revenues of $443.6 million and $1,256.3 million, respectively, for the same periods in 1994. The decrease in revenues was due primarily to a decrease in earned premiums at Republic Indemnity, partially offset by an increase in earned premiums at the NSA Group. During both the third quarter and first nine months of 1995, investment income before realized gains and losses on sales of investments in the insurance operations' portfolio increased due to higher average investment balances. Operating income in the Insurance operations for the three and nine months ended September 30, 1995 of $27.0 million and $90.8 million, respectively, decreased as compared with operating income of $45.9 million and $128.8 million for the same periods in 1994, primarily due to a decrease in underwriting profits, partially offset by higher investment income and net realized gains. The combined ratio for the Insurance operations was 103.1 percent and 101.9 percent, respectively, for the three and nine months ended September 30, 1995, as compared with 95.8 percent and
96.4 percent for the same periods in 1994.
  For the third quarter and first nine months of 1995, net written premiums of the NSA Group grew 2 percent and 8 percent respectively, over the comparable 1994 periods due to increased penetration within the NSA Group's existing markets, limited expansion into new states and an increase in premium rates. The NSA Group experienced an underwriting loss for the first nine months of 1995 due mainly to inadequate rate levels in certain markets and to hail-related losses in Texas aggregating approximately $15.6 million. In addition, underwriting results reflect reserve strengthening during the third quarter related to prior accident years (4.6 points of the third quarter combined ratio). These factors were partially offset by a reduction in the underwriting expense ratio due largely to cost control measures. Premium rate increases were implemented in several states during 1994 and the NSA Group has continued to increase rates in 1995 in response to declining underwriting margins. Rate increases implemented and to be implemented in various states during 1995 will average approximately 10 percent across the NSA Group's entire book of business. The higher rate levels and competitive pressures in the non-standard automobile insurance industry have impacted the written and earned premium growth rates during 1995 and there can be no assurance that growth rates experienced in recent periods will be sustained in the future.
  Republic's net written premiums declined 50 percent and 39 percent for the third quarter and first nine months of 1995, respectively, due to 1994 mandatory premium rate reductions, a portion of which were phased in over the course of the policy terms in 1994 and 1995, and the impact of the repeal of the workers' compensation minimum rate law effective January 1, 1995. As a consequence of the repeal of this law, Republic's rate levels contemplate the change in its mix of business toward non-participating policies which do not require the payment of policyholder dividends. Furthermore, Republic has encountered extremely competitive pricing in the marketplace during the first nine months of 1995. Despite lower premium volume, the combined ratio was lower for the three and nine months ended September 30, 1995 mainly because of lower policyholder dividends, and a reduction in the amount of policyholder dividends estimated to be incurred, partially offset by an increase in the frequency of claims. Also, the underwriting expense ratio increased for the 1995 periods primarily due to the decline in earned premiums coupled with higher commission rates as compared to the 1994 periods.

Interest and Dividend Income

  Interest and dividend income from Parent Company investments increased $5.4 million and $17.0 million for the three and nine month periods ended September 30, 1995, as compared with the same periods in 1994. Interest and dividend income for the third quarter and first nine months of 1995 includes $15.2 million and $28.6 million, respectively, of interest on loans made to AFC pursuant to the AFC Credit Agreement. Excluding such interest, Parent Company interest and dividend income decreased due primarily to lower average investment balances, partially offset by an increase in average yields.


Other Operations
  For the three and nine months ended September 30, 1995, net sales, cost of sales and other operating and general expenses decreased as compared with the same periods in 1994 primarily as a result of the sales of the Company's non-insurance operations during 1994 and the early part of 1995.

Income Taxes

  For the three and nine months ended September 30, 1995, the Company recorded income tax expense of $11.2 million and $29.6 million, respectively, as compared with income tax expense of $9.6 million and $30.5 million, respectively, for the same periods in 1994. Income tax expense for the first nine months of 1994 reflects less than full realization of the tax benefit attributable to the net realized capital loss recorded in that period. See Note 7 of Notes to Financial Statements.
  Management believes that it is more likely than not that the net deferred tax asset at September 30, 1995 will be realized primarily through the generation of taxable income during the loss carryforward period. This belief derives from an analysis of estimated future taxable income based on certain assumptions concerning future events during the loss carryforward period. The estimate of future taxable income used in determining the net deferred tax asset is not necessarily indicative of the Company's future results of operations. As is the case with any estimate of future results, there will be differences between assumed and actual economic and business conditions of future periods. Moreover, the estimate may also be affected by unpredictable future events, including but not necessarily limited to changes in the Company's capital structure and future acquisitions and dispositions. Therefore, the analysis of estimated future taxable income will be reviewed and updated periodically, and any required adjustments, which may increase or decrease the net deferred tax asset, will be made in the period in which the developments on which they are based become known.

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


(b) Reports on Form 8-K filed during the quarter ended September 30, 1995:

    Current Report on Form 8-K (Items 4 and 7) dated August 29, 1995.








                                 - 19 -
PAGE

                                SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        AMERICAN PREMIER UNDERWRITERS, INC.
                                  (Registrant)




Date: November 13, 1995    By:
                               Fred J. Runk
                               Senior Vice President and Treasurer