Form 10-K405
period 1995-12-31
AMERICAN PREMIER UNDERWRITERS INC
filed 1996-03-29
CIK 77098

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For the Fiscal Year Ended                           Commission File
December 31, 1995                                   No. 1-1569


               AMERICAN PREMIER UNDERWRITERS, INC.


Incorporated under                                  IRS Employer I.D.
the Laws of Pennsylvania                            No. 23-6000765

         One East Fourth Street, Cincinnati, Ohio 45202
                         (513) 579-6600


Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  None

Other Securities for which reports are submitted pursuant to
Section 15(d) of the Act:
               9-3/4%  Subordinated Notes due 1999
               10-5/8% Subordinated Notes due 2000
               10-7/8% Subordinated Notes due 2011

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes  X    No ____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 1, 1996, there were 47,000,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.

                      _____________________

           Documents Incorporated by Reference:  None

               AMERICAN PREMIER UNDERWRITERS, INC.

                     INDEX TO ANNUAL REPORT

                          ON FORM 10-K


Part I                                                          Page
 Item  1.  Business:
             Introduction                                          1
             Insurance Operations                                  2
             Investment Portfolio                                 12
             Non-Insurance Assets                                 13
             Employees                                            13

 Item  2.  Properties                                             14
 Item  3.  Legal Proceedings                                      15
 Item   4.   Submission of Matters to a Vote of Security  Holders  *

Part II
 Item  5.  Market for Registrant's Common Equity and Related
             Stockholder Matters                                  17
 Item  6.  Selected Financial Data                                17
 Item  7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  18
 Item  8.  Financial Statements and Supplementary Data            23
 Item  9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                  23

Part III
 Item 10.  Directors and Executive Officers of  the  Registrant   24
 Item 11.  Executive Compensation                                 25
 Item 12.  Security Ownership of Certain Beneficial Owners
             and Management                                       25
 Item 13.  Certain Relationships and Related Transactions         25

Part IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                         S-1



*  The response to this Item is "none".

                             PART I

                             ITEM 1

                            Business

Introduction

     American Premier Underwriters, Inc. (the "Company") was incorporated in Pennsylvania in 1846. The Company changed its name in 1994 from The Penn Central Corporation to American Premier Underwriters, Inc. in order to better reflect its identity as a property and casualty insurance specialist. Its address is One East Fourth Street, Cincinnati, Ohio 45202; its telephone number is (513) 579-6600.

     The Company's principal operations are conducted by a group of nonstandard private passenger automobile insurance companies (the "NSA Group") and by Republic Indemnity Company of America ("Republic Indemnity"), a California workers' compensation insurance company.

     On April 3, 1995, the Company became a wholly-owned subsidiary of American Premier Group, Inc., a new corporation formed by the Company for the purpose of acquiring all of the common stock of the Company and American Financial Corporation (the "Mergers"). On June 9, 1995, American Premier Group changed its name to American Financial Group, Inc. ("AFG"). Under terms of the Mergers, (a) the Company merged with a subsidiary of AFG and each share of Company Common Stock then outstanding was converted into one share of AFG Common Stock, and (b) American Financial Corporation ("AFC") merged with another subsidiary of AFG and all shares of AFC common stock were exchanged for 28.3 million shares of AFG Common Stock. As a result of the Mergers, all of the common stock of the Company and AFC is owned by AFG and AFG is the Company's successor as the issuer of publicly held common stock.

     Largely due to its divestitures of non-insurance assets over recent years, the Company had substantial amounts of cash, short-term investments and marketable securities (other than those held by its insurance operations) at the date of the Mergers. One of the strategic objectives of the Mergers was to provide an opportunity to redeploy most of these Parent Company assets to produce a higher rate of return than has been available on the instruments in which they have been invested. This objective was achieved through the utilization of such assets for the early retirement of relatively expensive debt; approximately $180 million of Company debt was retired and interest-bearing loans of $623 million were made to AFC which retired nearly $600 million of its debt.

     Management expects that the Company's 1995 consolidated Federal income tax return will report a remaining net operating loss carryforward currently estimated at $476 million, which will expire at the end of 1996 unless previously utilized, and remaining capital loss carryforwards estimated at $311 million, portions of which will expire in various amounts between 1997 and 1999 unless previously utilized. See Note J of Notes to Financial Statements.

     Set forth below is a narrative description of the business operations of the Company's Insurance segment, which is the only reportable industry segment for which financial information is presented in the financial statements in Item 8 of this Report. In addition, information is presented with respect to the Company's "Non-Insurance Assets."

Insurance Operations

     The Company's principal operations are conducted through specialty property and casualty insurance subsidiaries that underwrite and market nonstandard automobile and workers' compensation insurance. Each subsidiary is comprised of multiple business units which operate autonomously but with strong central financial controls and full accountability. Decentralized control allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment, actuarial, financial and legal support functions.

     The primary objective of the Company's insurance operations is to achieve underwriting profitability. Management's focus on underwriting profitability has resulted in a statutory combined ratio averaging 98.5% for the period 1991 to 1995, as compared to 109.3% for the property and casualty industry over the same period (Source: A.M. Best). The statutory combined ratio was 104.8% in 1995, compared with the property and casualty insurance industry estimated average of 107.2% (Source: A.M. Best). The GAAP combined ratio for 1995 was 102.0% compared with 97.0% for 1994. The increase in the 1995 GAAP combined ratio was due primarily to inadequate rate levels in certain markets and weather-related losses, principally from hailstorms in Texas.

     Although financial data is reported on a statutory basis for insurance regulatory purposes, it is reported in accordance with GAAP for shareholder and other investment purposes. In general, statutory accounting results in lower capital surplus and net earnings than result from application of GAAP. Major differences include charging policy acquisition costs to expense as incurred rather than spreading the costs over the periods covered by the policies; netting of reinsurance recoverables and prepaid reinsurance premiums against the corresponding liability; requiring additional loss reserves and charging to surplus certain assets, such as furniture and fixtures and agents' balances over 90 days old. Unless otherwise noted, all information presented in this report with respect to the Company's insurance operations is reported on a GAAP basis.

     The following table presents certain information with respect to the Company's insurance operations (dollars in millions).

                                    1995       1994        1993

Net written premiums            $1,492.3   $1,635.5    $1,378.9

Net earned premiums             $1,495.4   $1,557.9    $1,273.6
Loss and loss adjustment
  expenses ("LAE")               1,198.5    1,090.7       856.9
Underwriting expenses              331.1      344.8       275.3
Policyholder dividends (a)          (5.0)      75.7        93.2
Underwriting profit (loss)      $  (29.2)  $   46.7    $   48.2

GAAP ratios:
 Loss and LAE ratio                 80.2%      70.0%       67.3%
 Underwriting expense ratio         22.1       22.1        21.6
 Policyholder dividend ratio (a)     (.3)       4.9         7.3
 Combined ratio                    102.0%      97.0%       96.2%

Statutory ratios:
 Loss and LAE ratio                 80.1%      70.0%       67.9%
 Underwriting expense ratio         21.7       22.1        21.2
 Policyholder dividend ratio (a)     3.0        6.4         4.9
 Combined ratio                    104.8%      98.5%       94.0%

Industry statutory combined
  ratio (b)                        107.2%     108.5%      106.9%

(a)Reflects a change in the nature of the California workers' compensation business. See "Management's Discussion and Analysis--Results of Operations--Republic Indemnity."

(b)Industry information was derived from "Best's Review -
   Property/Casualty" (January 1996 edition).

  Nonstandard Automobile Insurance

     General. The NSA Group underwrites private passenger automobile physical damage and liability policies for "nonstandard risks." The NSA Group has four principal operating units comprised of Atlanta Casualty Company, Windsor Insurance Company, Infinity Insurance Company and Leader National Insurance Company and their respective subsidiaries ("Atlanta Casualty", "Windsor", "Infinity" and "Leader National", respectively) and includes a total of thirteen domestic insurance companies. In November 1995, A.M. Best, which rates insurance companies based upon factors of concern to policyholders, downgraded its rating of Atlanta Casualty and Windsor from "A+" (Superior) to "A" (Excellent) and affirmed its rating of "A" (Excellent) for Infinity and "A-" (Excellent) for Leader National. In announcing the rating adjustments of these companies, A.M. Best expressed its opinion that each of these new ratings reflects primarily the "significant financial leverage" of AFG. At the time of the Mergers, AFG's ratio of debt to total capital was nearly 60%; at December 31, 1995, the ratio had improved to approximately 30%.

     Nonstandard insureds are those individuals who are unable to obtain insurance through standard market carriers due to factors such as age, record of prior accidents, driving violations, particular occupation or type of vehicle. Premium rates for nonstandard risks are generally higher than for standard risks. Total private passenger automobile insurance premiums written by insurance carriers in the United States in 1995 have been estimated by A.M. Best to be approximately $103 billion. Because it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when standard coverage becomes more restrictive. When this occurs, the criteria which differentiate standard from nonstandard insurance risks change. The size of the voluntary nonstandard market is also affected by the rate levels adopted by state administered involuntary plans. Although these factors make it difficult to estimate the size of the nonstandard market, management believes that the voluntary nonstandard market has accounted for approximately 15% of total private passenger automobile insurance premiums written in recent years.

     The NSA Group attributes its premium growth in recent years primarily to entry into additional states, increased market penetration in its existing states, overall growth in the nonstandard market, premium rate increases and its purchase of Leader National. Management believes the nonstandard market has experienced growth in recent years as standard insurers have become more restrictive in the types of risks they will write.

     The NSA Group writes business in 41 states and holds licenses to write policies in 48 states and the District of Columbia. The U.S. geographic distribution of the NSA Group's statutory written premiums in 1995 compared to 1991 is presented below. All business written in Texas and included in the table was assumed from an affiliate. In addition, the NSA Group writes approximately $50 million (4%) of its net premiums annually in the United Kingdom.

   State        1995    1991       State         1995    1991

   Texas        11.6%     - %      Pennsylvania   3.8%     -%
   Florida      11.0    21.5       Oklahoma       3.8     1.7
   Georgia       9.9    20.5       Indiana        3.6     4.2
   California    8.1      -        Mississippi    3.4     4.3
   Connecticut   5.4     5.6       Alabama        3.1     4.0
   Arizona       4.4     2.7       Other         27.8    29.9
   Tennessee     4.1     5.6                    100.0%  100.0%


     Management believes that the NSA Group's underwriting success as compared to the automobile insurance industry as a whole has been due, in part, to the refinement of various risk profiles, thereby dividing the consumer market into more defined segments which can be underwritten or priced properly. The NSA Group also generally writes policies of short duration which allow more frequent rating evaluations of individual risks, providing management greater flexibility in the ongoing assessment of the business. In addition, the NSA Group has implemented cost control measures both in the underwriting and claims handling areas.

     The following table presents certain information for the NSA
Group (dollars in millions).

                                    1995       1994        1993

Net written premiums            $1,203.2   $1,154.1    $  901.9

Net earned premiums             $1,191.4   $1,071.9    $  804.4
Loss and LAE                       997.0      813.7       575.8
Underwriting expenses              262.1      256.3       204.4
Underwriting profit (loss)      $  (67.7)  $    1.9    $   24.2

GAAP ratios:
 Loss and LAE ratio                 83.7%      75.9%       71.6%
 Underwriting expense ratio         22.0       23.9        25.4
 Combined ratio                    105.7%      99.8%       97.0%

Statutory ratios: (a)
 Loss and LAE ratio                 83.7%      76.0%       72.5%
 Underwriting expense ratio         21.4       23.7        24.4
 Combined ratio                    105.1%      99.7%       96.9%

Industry statutory combined
  ratio (b)                        102.3%     101.3%      101.7%

(a)Excludes non-U.S. operations, for which statutory accounting is not comparable.

(b)Industry information was derived from "Best's Review - Property/Casualty" (January 1996 edition). The comparison shown is to the private passenger automobile insurance industry. Although the Company believes that there is no reliable regularly published combined ratio data for the nonstandard automobile insurance industry, the Company believes that such a combined ratio would be lower than the private passenger automobile industry average shown above.

     Marketing. Each of the principal units in the NSA Group is responsible for its own marketing, sales, underwriting and claims processing. Sales efforts are primarily directed toward independent agents to convince them to select an NSA Group insurance company for their customers. These units each write policies through several thousand independent agents.

     Of the approximately one million NSA Group policies in force at December 31, 1995, approximately 90% had policy limits of $50,000 or less per occurrence. Most NSA Group policies are written for policy periods of six months or less, and some are as short as one month.

     Reinsurance. Due in part to the limited exposure on individual policies, none of the insurance carriers in the NSA Group is involved to a material degree in reinsuring risks with third party insurance companies. Risks written by NSA Group companies in excess of certain limits are in some cases reinsured with a major reinsurance company. In general, the risk retained by the NSA Group companies is $500,000 of ultimate net loss for each occurrence and certain portions of ultimate net losses in excess of such limits. Reinsurance premiums paid by the NSA Group in 1995 amounted to less than 1% of net written premiums of the NSA Group for the period.

     Competition. A large number of national, regional and local insurers write nonstandard private passenger automobile insurance coverage. Insurers in this market generally compete on the basis of price (including differentiation on liability limits, variety of coverages offered and deductibles), geographic availability and ease of enrollment and, to a lesser extent, reputation for claims handling, financial stability and customer service. NSA Group management believes that sophisticated data analysis for refinement of risk profiles has helped the NSA Group to compete successfully. The NSA Group attempts to provide selected pricing for a wider spectrum of risks and with a greater variety of payment options, deductibles and limits of liability than are offered by many of its competitors.

      Regulation. The Company's insurance subsidiaries are subject to regulation in the jurisdictions in which they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed and prior approval of the applicable insurance regulatory authorities generally is required for any such transaction which may be deemed to be extraordinary. In addition, while regulations differ from state to state, they typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on earnings or statutory surplus. Without such approval, the maximum amount of dividends that may be paid by the NSA Group to the Company during 1996 is $50.9 million.

     Most states have created insurance guarantee associations to provide for the payment of claims for which insolvent insurers are liable but which cannot be paid out of such insolvent insurers' assets. In 1995, the NSA Group companies were assessed approximately $100,000 by such associations.

     In addition, many states have created "assigned risk" plans or similar arrangements to provide state mandated minimum levels of automobile liability coverage to drivers whose driving records or other relevant characteristics make it difficult for them to obtain insurance otherwise. Automobile insurers in those states are required to provide such coverage to a proportionate number of those drivers applying as assigned risks. Premium rates for assigned risk business are established by the regulators of the particular state plan and are frequently inadequate in relation to the risks insured, resulting in underwriting losses. Assigned risks accounted for less than 1% of net written premiums of the NSA Group companies in 1995.

     In 1995, the NSA Group received approximately $91 million in direct written premiums from California. In 1988, California voters approved Proposition 103 which required insurance companies to roll back automobile insurance rates to 80% of year-earlier levels, maintain those rates for one year and obtain prior approval of rate increases thereafter. The Company's acquisition of the NSA Group in 1990 was structured to protect the Company against the consequences of any rate rollback applied to the acquired operations. As for the prior approval requirements, current legislation in California generally provides that applications for rate increases will be deemed approved after 180 days unless disapproved by the Department of Insurance. The Company is unable to predict whether or at what level future rate increases, when applied for, may be approved. Over time, the failure to receive appropriate rate increases could result in reduced underwriting profitability in California for the NSA Group. In addition, the Company could experience loss of premium volume in California as a result of actions it would take to maintain such profitability.

  Workers' Compensation Insurance

     General. Republic Indemnity has been engaged in the sale of workers' compensation insurance in California for many years. More than 96% of its business in 1995 was written in California. In addition, it is licensed to write business in Arizona, which contributed approximately 3% of direct written premium in 1995, and 22 other states. In November 1995, A.M. Best downgraded its rating of Republic Indemnity from "A+" (Superior) to "A" (Excellent). In announcing the rating adjustment of Republic Indemnity, A.M. Best expressed its opinion that this new rating reflects primarily the "significant financial leverage" of AFG. At the time of the Mergers, AFG's ratio of debt to total capital was nearly 60%; at December 31, 1995, the ratio had improved to approximately 30%.

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

     Workers' compensation insurance operations are affected by employment trends in their markets, litigation activities, legal and medical costs, use of vocational rehabilitation programs and the provision of benefits for stress and trauma claims. Historically, the incidence of higher claims costs would ultimately have been reflected in premium rate adjustments. With the advent of the Reform Legislation as defined below under "Competition", such increases in claims costs might not necessarily be used in the setting of premium rates, which may unfavorably affect underwriting results.

     The following table presents certain information for Republic Indemnity (dollars in millions).

                                  1995       1994        1993

Net written premiums            $287.5     $479.5      $465.8

Net earned premiums             $303.5     $483.8      $458.5
Loss and LAE                     202.9      276.7       270.2
Underwriting expenses             68.9       88.3        70.6
Policyholder dividends            (5.0)      75.7        93.2
Underwriting profit             $ 36.7     $ 43.1      $ 24.5

GAAP ratios:
 Loss and LAE ratio               66.8%      57.2%       59.0%
 Underwriting expense ratio       22.7       18.3        15.4
 Policyholder dividend ratio      (1.6)      15.6        20.3
 Combined ratio                   87.9%      91.1%       94.7%

Statutory ratios:
 Loss and LAE ratio               66.8%      57.2%       59.0%
 Underwriting expense ratio       23.1       18.3        15.4
 Policyholder dividend ratio      14.8       20.4        13.7
 Combined ratio                  104.7%      95.9%       88.1%

Industry statutory combined
  ratio (a)                      103.0%     101.4%      109.1%

(a)Industry information was derived from "Best's Review -
   Property/Casualty" (January 1996 edition).

     Marketing. Republic Indemnity writes insurance through approximately 700 independent property and casualty insurance agents. In 1995, none of these produced more than 4.5% of total premiums. The largest three of these produced approximately 9% of total premiums. Republic Indemnity has in excess of 10,000 policies in force, the largest of which represents approximately three-tenths of 1% of net premiums written.

     Reinsurance. In its normal course of business and in accordance with industry practice, Republic Indemnity reinsures a portion of its exposure with other insurance companies so as to limit its maximum loss arising out of any one occurrence. Reinsurance does not legally discharge the original insurer from primary liability. Republic Indemnity retains the first $1.5 million of each loss; the next $1.5 million of each loss is reinsured with a major reinsurance company; the next $2 million of each loss is shared equally by Republic Indemnity and the reinsurance company; and the remaining $145 million of each loss is covered by reinsurance provided by a group of more than 40 reinsurance companies. Premiums for reinsurance ceded by Republic Indemnity in 1995 were less than 1% of net written premiums for the period. Republic Indemnity generally does not assume reinsurance, except as an accommodation to policyholders who have a small percentage of their employees outside the state of California.

     Competition.   Republic Indemnity competes with both the
California State Compensation Insurance Fund (the "State Fund") and over 275 other companies writing workers' compensation insurance in California. In recent years, the State Fund has written approximately 15% to 20% of the direct written premiums in the insured workers' compensation market in California. In addition, many employers are self-insured.

     In 1993, California enacted legislation (the "Reform Legislation") effecting an immediate overall 7% reduction in workers' compensation insurance premium rates and replaced the workers' compensation insurance minimum rate law, effective January 1, 1995, with a procedure permitting insurers to use any rate within 30 days after filing it with the Insurance Commissioner unless the rate is disapproved by the Insurance Commissioner. Before this "open rating" policy went into effect, the Insurance Commissioner ordered additional rate decreases of 12.7% (effective January 1, 1994) and 16% (effective
October 1, 1994).

     The Reform Legislation has had a significant effect on competition within the California workers' compensation market. Prior to the repeal of the minimum rate law, competition was based primarily on an insurer's reputation for paying dividends to policyholders as a refund of premiums paid when experience with such policyholders was more favorable than certain specified levels, subject to the approval of the Board of Directors. Management believes that Republic Indemnity's record and reputation for paying relatively high policyholder dividends had enhanced its competitive position. With the repeal of the minimum rate law, the premium rate levels offered by an insurer, rather than its reputation for paying policyholder dividends, has become the most important factor affecting competition. As a result, Republic Indemnity has modified its rate levels to reflect a change in its mix of business toward non-participating policies which are not subject to payment of policyholder dividends.

     Other competitive factors in the California workers' compensation market include loss control services, claims service, service to agents and commission schedules. While several companies, including certain of the largest writers, specialize in writing California workers' compensation insurance, Republic Indemnity believes its exclusive concentration in the workers' compensation field yields certain cost advantages and other favorable effects upon operations. Republic Indemnity may be at a competitive disadvantage when businesses that purchase general property and casualty insurance are encouraged by other insurers to place their workers' compensation insurance as part of an overall insurance package. Although Republic Indemnity is one of the largest writers of workers' compensation insurance in California, certain competitors are larger and/or have greater resources than Republic Indemnity.

     The repeal of the minimum rate law has prompted certain insurers to issue policies with premium rates that are below projected ultimate losses in an effort to gain market share. Republic Indemnity intends to maintain its historically strict underwriting standards as it continues to market its policies at rates that it believes will provide for both long-term underwriting profitability and surplus stability. Republic Indemnity's focus on underwriting performance in an atmosphere of extremely competitive pricing could likely prolong what management believes is a temporary reduction in premium volume. Republic Indemnity has remained competitive in the current marketplace by pricing its policies to reflect, among other things, the absence of policyholder dividend payments as discussed above, and by reducing its expenses and pursuing profitable business in other geographic markets.

     Regulation. The maximum amount of shareholder dividends paid within any twelve-month period from a California property and casualty insurance company to its parent without regulatory approval cannot exceed the greater of 10% of the insurer's statutory policyholders' surplus as of the preceding December 31, or 100% of its net income for the year then ended. Without such approval, the maximum amount of such dividends that may be paid by Republic Indemnity during 1996 is $29.5 million.

     Due to the existence of the State Fund, California does not require participation in any involuntary pools or assigned risk plans for workers' compensation insurance. Although California has guarantee regulations to protect policyholders of insolvent insurance companies, no assessments were billed to Republic Indemnity under such regulations for policy year 1995. However, if current pricing practices were to persist in the marketplace, management would expect assessments in future policy years.

     Proposition 103, which is described more fully under "Nonstandard Automobile Insurance" above, does not apply to workers' compensation insurance.

    Loss and Loss Adjustment Expense Reserves

     The consolidated financial statements include the estimated liability for unpaid losses and LAE of the Company's insurance subsidiaries. This liability represents estimates of the ultimate net cost of all unpaid losses and LAE and is determined by using case-basis evaluations and actuarial projections. These estimates are subject to the effects of changes in claim amounts and frequency and are periodically reviewed and adjusted as additional information becomes known. In accordance with industry practices, such adjustments are reflected in current year operations.

     Future costs of claims are projected based on historical trends adjusted for changes in underwriting standards, policy provisions, the anticipated effect of inflation and general economic trends. These anticipated trends are monitored based on actual development and are reflected in estimates of ultimate claim costs.

     Generally, reserves for reinsurance and involuntary pools and associations are reflected in the Company's results at the amounts reported by those entities.

     See Note L to the Financial Statements for an analysis of changes in the Company's estimated liability for losses and LAE, net of reinsurance (and grossed up), over the past three years on a GAAP basis.

     The following table presents the development of the liability for losses and LAE, net of reinsurance, on a GAAP basis for 1989 (the year the Company acquired its first insurance subsidiary) through 1995. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 1995. The remainder of the table presents development as percentages of the estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative redundancy which represents the aggregate percentage decrease in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserves liability.

                                 1989   1990   1991   1992   1993    1994    1995
Liability for unpaid
  losses and LAE:
   As originally estimated....   $369   $602   $664   $764   $916  $1,080  $1,136
   As re-estimated at
    December 31, 1995.........   $308   $539   $607   $669   $832  $1,030
Liability re-estimated as of:
  One year later ............    97.0%  96.5%  97.0%  92.4%  91.4%   95.4%
  Two years later ...........    89.7%  93.0%  93.4%  87.9%  90.8%
  Three years later .........    85.7%  91.0%  90.4%  87.6%
  Four years later ..........    85.5%  89.6%  91.4%
  Five years later ..........    84.7%  89.6%
  Six years later ...........    83.5%

Cumulative Redundancy.........   16.5%  10.4%   8.6%  12.4%   9.2%    4.6%    N/A

Cumulative paid as of:
  One year later ............    19.5%  43.0%  44.1%  40.6%  40.9%   44.5%
  Two years later ...........    49.1%  64.4%  64.5%  59.3%  61.3%
  Three years later .........    64.6%  75.2%  74.2%  72.0%
  Four years later ..........    71.4%  79.8%  80.7%
  Five years later ..........    75.1%  82.3%
  Six years later .........      76.0%

     The preceding table does not present accident or policy year development data. As indicated in the preceding table, the Company has developed redundancies for all periods presented. These redundancies were offset, in part, by deficiencies related to workers' compensation in the 1990 and 1991 accident years. Furthermore, in evaluating the re-estimated liability and cumulative redundancy, it should be noted that each percentage includes the effects of changes in amounts for prior periods.
For example, a redundancy related to losses settled in 1995, but incurred in 1989, would be included in the re-estimated liability and cumulative redundancy percentage for each of the years 1989 through 1994. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it is not appropriate to extrapolate future redundancies based on this table.

     The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles ("SAP") and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 1995, are as follows (in millions):

   Liability reported on a SAP basis          $1,116

     Reinsurance recoverables                     59
     Reserves of foreign operations               20

   Liability reported on a GAAP basis         $1,195

Investment Portfolio

    General.   The following tables present the percentage
distribution and yields of the Company's insurance operations' investment portfolio (excluding investment in equity securities of investee corporations) as reflected in its financial statements.

                                          1995   1994   1993   1992    1991
Cash and Short-term Investments            3.8%   4.6%   4.9%   5.4%    5.1%
Fixed Maturity Securities:
 U.S. Government and Agencies              4.2    4.3    3.2    3.3     2.8
 State and Municipal                        .5     .6     .9     .7     1.3
 Public Utilities                         12.5   11.8   13.2   15.2    19.2
 Mortgage-Backed Securities                9.0    7.3    9.1   11.8     8.9
 Corporate and Other                      66.5   72.6   67.2   62.4    62.7
                                          96.5  101.2   98.5   98.8   100.0
 Net Unrealized Gain (Loss) on Fixed
   Maturity Securities Available for Sale  3.5   (1.2)   1.5    1.2      -
                                         100.0% 100.0% 100.0% 100.0%  100.0%

Yield on Fixed Maturity Securities:
 Excluding realized gains and losses       7.9%   7.7%   8.3%   9.2%    9.8%
 Including realized gains and losses       9.3%   7.7%   9.3%  11.1%   11.8%

     Fixed Maturity Investments. Unlike most insurance groups which have portfolios that are invested heavily in tax-exempt bonds, the Company invests substantial amounts in taxable bonds. The NAIC assigns quality ratings which range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows the Company's bonds and mandatory redeemable preferred stocks, by NAIC designation (and comparable Standard & Poor's Corporation rating) as of December 31, 1995 (dollars in millions):

     NAIC                             Amortized     Market Value
   Rating   Comparable S&P Rating          Cost    Amount       %

      1     AAA, AA, A                   $1,264    $1,326     70%
      2     BBB                             429       447     24
              Total investment grade      1,693     1,773     94
      3     BB                               66        67      4
      4     B                                42        40      2
      5     CCC, CC, C                        -        -      -
      6     D                                 -        -      -
              Total non-investment grade    108       107      6
              Total                      $1,801    $1,880    100%

     Risks inherent in connection with fixed income securities include loss upon default and market price volatility. Factors which can affect the market price of securities include: creditworthiness, changes in interest rates, the number of market makers and investors, defaults by major issuers of securities and public concern about concentrations in certain types of securities by institutions.

Non-Insurance Assets

     Businesses Divested.   In February 1995, the Company
completed the divestiture of its last industrial business with the sale of its Apparatus unit, which manufactured aerial lift trucks, for approximately $13 million.

     Coal Properties. The Company and a subsidiary own fee interests in coal properties in Illinois, Ohio and Pennsylvania. Most of these properties are leased at various royalty rates to coal mining companies under long-term arrangements, including fixed-term leases with renewal options and exhaustion leases. The Company does not produce, prepare or sell coal or conduct mining operations.

     Eight mines operated by lessees of the leased coal properties supply steam coal for electrical utilities or industrial customers. The future level of royalties above certain minimum and advance royalties from the reserves presently under lease will depend upon the rate of mining, the change in certain price indices and, in some instances, the sales price of the coal. During 1995, the leased coal properties produced royalties of approximately
$6 million.

     GCT and Related Development Rights. Subsidiaries of the Company own Grand Central Terminal ("GCT") in New York City and rights (the "Development Rights") to develop or transfer approximately 1.7 million square feet of floor space in the GCT area. The Development Rights are derived from such subsidiaries' ownership of the land upon which GCT is constructed. Utilization or transfer of such rights requires the approval of certain New York City agencies. If required governmental approvals are obtained, the floor space may be developed on certain sites in the vicinity of GCT, in each case subject to the requirements of applicable law. The Company leases GCT (but not the Development Rights) and its related Harlem and Hudson rail lines to the Metropolitan Transportation Authority of the State of New York (the "MTA") for a term expiring in 2274. Payments received on the lease amount to $2.4 million annually. The MTA also has the option to purchase the leased property in 2019.

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

     Oil and Gas Properties. The Company has fractional interests in oil and gas properties located in the United States. These properties produced revenues of $.8 million, $2.0 million and $2.0 million in 1995, 1994 and 1993, respectively.

     Management Company. Buckeye Management Company ("Buckeye") manages as the sole general partner of, and owns a 2% economic interest in, Buckeye Partners, L.P., which owns and operates refined petroleum products and crude oil pipelines in the northeast and midwestern United States. In March 1996, the Company sold Buckeye to an investment group consisting of members of Buckeye's management and employees.

Employees

     The Company and its consolidated subsidiaries employed approximately 3,700 persons at December 31, 1995.

                             ITEM 2

                           Properties

     The Company's operations are conducted principally within the United States, and the Company believes that its principal facilities are maintained in good operating condition and are adequate for the present needs of its operations.

Insurance

     The Company's insurance operations lease offices in the
following locations:
                                                 Square       Lease
                                                   Feet  Expiration
 NSA Group:           Birmingham, Alabama        68,000        2005
                      Atlanta, Georgia           81,000        1998
                      Norcross, Georgia         147,000        2000
                      Independence, Ohio         43,000        1998

 Republic Indemnity:  Encino, California         72,000        2003
                      San Francisco, California  57,000        2001
                      San Diego, California      11,000        1998
                      Other                      16,000   1996-2000

Non-Insurance Assets

     Coal Properties The Company and a subsidiary own fee interests in approximately 161,000 acres of coal properties in Illinois, Ohio and Pennsylvania. Approximately two-thirds of these properties remain leased at various royalty rates to coal mining companies under long-term arrangements, including fixed-term leases with renewal options and exhaustion leases.

     GCT and Related Development Rights  Subsidiaries of the
Company own Grand Central Terminal and rights to develop floor space in New York City.

     Real Estate  The Company's real estate inventory at December
31, 1995 included approximately 8,400 acres of real estate spread throughout 12 states.

     Oil and Gas Properties    The Company owns certain developed
and undeveloped oil and gas properties, located primarily in Oklahoma.

                             ITEM 3

                        Legal Proceedings

Pre-Reorganization Matters

     The following matters arose out of railroad operations disposed of by the Company's predecessor, Penn Central Transportation Company ("PCTC"), prior to its bankruptcy reorganization in 1978 and, accordingly, any ultimate liability arising therefrom in excess of previously established loss accruals would be attributable to pre-reorganization events and circumstances. In accordance with the Company's pre-reorganization accounting policy, any such excess will reduce the Company's capital surplus and shareholders' equity, but will not be charged to income.

USX Litigation In May 1994, lawsuits were filed against the Company by USX Corporation ("USX") and its former subsidiary, Bessemer and Lake Erie Railroad Company ("B&LE"), seeking contribution by the Company, as the successor to the railroad business conducted by PCTC prior to 1976, for all or a portion of the approximately $600 million that USX paid in satisfaction of a judgment against B&LE for its participation in an unlawful antitrust conspiracy among certain railroads commencing in the 1950's and continuing through the 1970's. The lawsuits argue that USX's liability for that judgment is attributable to PCTC's alleged activities in furtherance of the conspiracy. On October 13, 1994, the U.S. District Court for the Eastern District of Pennsylvania enjoined USX and B&LE from continuing their lawsuits against the Company, ruling that their claims are barred by the 1978 Consummation Order issued by that Court in PCTC's bankruptcy reorganization proceedings. USX and B&LE appealed the District Court's ruling to the U.S. Court of Appeals for the Third Circuit. On December 13, 1995, the Court of Appeals reversed the U.S. District Court decision. In its opinion, the Court of Appeals only addressed the Company's procedural argument that the claims of USX could not proceed because they are barred by the Consummation Order. The Third Circuit expressly recognized in its opinion that it was not deciding any of the Company's defenses on the merits.

     On January 8, 1996, the Company filed a petition for rehearing en banc, requesting all of the judges of the Third Circuit to review the three-judge panel's decision. That petition was denied on February 16, 1996. As a result, the Company will petition the U.S. Supreme Court to review the bankruptcy bar issue. In the event that subsequent reviews do not reinstate the District Court's injunction and USX's lawsuits are eventually permitted to go forward, the Company and its outside counsel believe that the Company has substantial defenses to these lawsuits and should not suffer a material loss as a result of this litigation.

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

     In terms of potential liability to the Company, the Company believes that the most significant such site is the railyard at Paoli, Pennsylvania ("Paoli Yard") which PCTC transferred to Consolidated Rail Corporation ("Conrail") in 1976. A Record of Decision issued by the U.S. Environmental Protection Agency in 1992 presented a final selected remedial action for clean-up of polychlorinated biphenyls ("PCB's") at Paoli Yard having an estimated cost of approximately $28 million. The Company has accrued its portion of such estimated clean-up costs in its financial statements (in addition to related expenses) but has not accrued the entire amount because it believes it is probable that other parties, including Conrail, will be responsible for substantial percentages of the clean-up costs by virtue of their operation of electrified railroad cars at Paoli Yard that discharged PCB's at higher levels than discharged by cars operated by PCTC.

    In management's opinion, the outcome of the foregoing environmental claims and contingencies will not, individually or in the aggregate, have a material adverse effect on the financial condition of the Company. In making this assessment, management has taken into account previously established loss accruals in its financial statements and probable recoveries from third parties.

                             PART II

                             ITEM 5

  Market for Registrant's Common Equity and Related Stockholder
                             Matters


   Not applicable - All of Registrant's outstanding Common
Stock is owned by American Financial Group, Inc.


                             ITEM 6

                     Selected Financial Data


The following table sets forth certain data for the periods indicated (dollars in millions). Year-to-year comparisons are affected by business dispositions, restructuring provisions and other non-recurring items.

                                  1995    1994   1993    1992   1991

Earnings Statement Data (a):
Net Written Premiums            $1,492  $1,636 $1,379  $1,067 $  865

Total Revenues                   1,736   1,759  1,736   1,420  1,272

Earnings from Continuing Operations
  before Income Taxes              113      41    190      84     79

Earnings (loss) from:
  Continuing Operations             67       1    243      51     50
  Discontinued Operations           -       (1)   (11)      1    (47)
  Extraordinary Items               (5)     -      -       -      -
  Cumulative Effect of Accounting
    Change                          -       -      -      253     -
Net Earnings                        62      -     232     305        3


Balance Sheet Data:
Total Assets                    $3,955  $4,197 $4,053  $3,493 $3,369

Unpaid Losses and Loss Adjustment
  Expenses, Unearned Premiums and
  Policyholder Dividends         1,684   1,674  1,426   1,069    890

Long-term Debt:
  Parent Company                   321     500    516     650    650
  Subsidiaries                       9      10     10      10     20

Common Shareholder's Equity      1,552   1,549  1,722   1,503  1,479


(a) Amounts above include the following pretax items for the years indicated:
          1994 - Loss on sale of General Cable securities ($76 million). 1993 - Tax benefit attributable to an increase in the Company's net deferred tax asset ($132 million); Gain on sale of equity investments ($99 million); Provision for asset impairment ($20 million); Loss on sale of subsidiaries ($22 million).
          1991 - Provision for asset impairment ($21 million).

                              ITEM 7

               Management's Discussion and Analysis
         of Financial Condition and Results of Operations

GENERAL

    Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of the Company's financial condition and results of operations. This discussion should be read in conjunction with the financial statements beginning on page F-1.

     In April 1995, the Company became a wholly-owned subsidiary of American Premier Group, Inc., a new corporation formed by the Company for the purpose of acquiring all of the common stock of the Company and American Financial Corporation (the "Mergers"). In June 1995, American Premier Group changed its name to American Financial Group, Inc. ("AFG"). Under terms of the Mergers, (a) the Company merged with a subsidiary of AFG and each share of Company Common Stock then outstanding was converted into one share of AFG Common Stock, and (b) American Financial Corporation ("AFC") merged with another subsidiary of AFG and all shares of AFC common stock were exchanged for 28.3 million shares of AFG Common Stock. As a result of the Mergers, all of the common stock of the Company and AFC is owned by AFG and AFG is the Company's successor as the issuer of publicly held common stock.

     The Company's insurance operations consist primarily of a group of nonstandard private passenger automobile insurance companies (the "NSA Group") and a business which sells workers' compensation insurance principally in California ("Republic Indemnity").

     During 1995, in connection with its previously announced divestiture effort, the Company completed the sale of its last industrial business. In addition, in March 1996 the Company sold its investment in a subsidiary which holds a 2% general partnership interest in an independent pipeline common carrier of refined petroleum products. See Note C of Notes to Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

Ratios   The following ratios may be considered relevant
indicators of the Company's liquidity and are typically presented by the Company in its prospectuses and similar documents. Management believes that balance sheet ratios (debt-to-equity) are more meaningful on a parent only basis. On the other hand, earnings statement ratios (fixed charges) are more meaningful on a total enterprise basis since the parent only ratio is dependent, to a great degree, on the discretionary nature of dividend payments from subsidiaries.

    The ratio of the Company's (parent-only) long-term debt to total capital was 17%, 24% and 23% at December 31, 1995, 1994 and 1993, respectively. The Company's ratio of earnings to fixed charges on a total enterprise basis was 3.35, 1.72 and
3.83 for the years ended December 31, 1995, 1994 and 1993, respectively.

    The National Association of Insurance Commissioners' model law for risk based capital ("RBC") determines the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 1995, the capital ratios of all of the Company's insurance companies substantially exceeded the RBC requirements.

Sources of Funds   American Premier is organized as a holding
company with almost all of its operations being conducted by subsidiaries. The parent corporation, however, has continuing cash needs for administrative expenses, the payment of principal and interest on borrowings and common stock dividends. Thus, the Company relies primarily on dividends and tax payments from its subsidiaries for funds to meet its obligations.

    Prior to the Mergers, the Company had substantial cash and short-term investments at the parent company level.
Subsequent to the Mergers, the Company repurchased approximately $180 million of its subordinated notes and made loans to AFC under a formal credit agreement. At December 31, 1995, amounts outstanding under the AFC agreement totaled $623.2 million. In addition, the Company entered into a formal credit agreement with AFG. At December 31, 1995, amounts payable to AFG under the AFG agreement totaled $84.0 million.

    In December 1995, Pennsylvania Company ("Pennco"), a wholly-owned subsidiary of the Company, entered into a new collateralized five-year reducing revolving credit agreement with several banks, under which it can borrow up to $75 million. At December 31, 1995, the Company had no outstanding borrowings under the agreement.

    The Company's federal income tax loss carryforward is available to offset taxable income and, as a result, the Company's requirement to pay federal income tax for 1996 is substantially eliminated.

Uncertainties The Company and its subsidiaries are parties in a number of proceedings relating to former operations. See Note K of Notes to Financial Statements. While the results of all such uncertainties cannot be predicted, based upon its knowledge of the facts, circumstances and applicable laws, management believes that sufficient reserves have been provided.

Investments Approximately half of the Company's consolidated assets are invested in marketable securities. The Company attempts to optimize investment income while building the value of its portfolio, placing emphasis upon long-term performance. The Company's goal is to maximize return on an ongoing basis rather than focusing on year-by-year performance.

    Fixed income investment funds are generally invested in securities with short-term and intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 1995, the average life of the Company's bonds and redeemable preferred stocks was approximately 6 years.

    Approximately 94% of the bonds and redeemable preferred stocks held by the Company were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at December 31, 1995. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

    At December 31, 1995, the Company's mortgage-backed securities ("MBSs"), represented approximately 10% of the Company's bonds and mandatory redeemable preferred stocks. The Company invests primarily in MBSs which are structured to minimize prepayment risk. In addition, the majority of MBSs held by the Company were purchased at discounts to par value. Management believes that the structure and discounted nature of the

MBSs will minimize the effect of prepayments on earnings over the anticipated life of the MBS portfolio. Substantially all of the Company's MBSs are rated "AAA" by Standard & Poor's Corporation and are collateralized primarily by GNMA, FNMA and FHLMC single-family residential pass-through certificates.
The market in which these securities trade is highly liquid. Aside from interest rate risk, the Company does not believe a material risk (relative to earnings and liquidity) is inherent in holding such investments.

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 1995

    General Pretax earnings were $113 million in 1995 compared to $41 million in 1994 and $190 million in 1993.

    Results for 1995 include a $76 million decrease in underwriting results of the Company's insurance operations and an $8 million decrease in portfolio interest and dividend income. These items were partially offset by $45 million of interest income from loans to AFC, $24 million in realized gains on the sales of securities and an $8 million decrease in interest on borrowed money.

    Results for 1994 include a $76 million loss on the sale of General Cable securities and a $4 million loss on the anticipated sale of one of the Company's non-insurance businesses. These items were partially offset by a $26 million increase in investment income (excluding $25 million of interest income on the General Cable notes recorded in 1993) and a $10 million decrease in interest on borrowed money.

    Results for 1993 include $99 million in gains from the sales of the Company's shares of Tejas Gas Corporation and limited partnership units of Buckeye Partners L.P., a $22 million improvement in underwriting results of the Company's insurance operations and a $13 million increase in interest income on the General Cable notes. These items were partially offset by a $42 million loss recorded on the anticipated sale of the Company's non-insurance operations.

Property and Casualty Insurance - Underwriting Underwriting profitability is measured by the combined ratio which is a sum of the ratio of underwriting expenses, losses, and loss adjustment expenses to premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

    The Company manages and operates its property and casualty business as two major sectors. The NSA Group is a group of nonstandard automobile insurance companies which underwrite physical damage and liability policies for "nonstandard risks." Nonstandard insureds are those individuals who are unable to obtain insurance through standard market carriers due to factors such as age, record of prior accidents, driving violations, particular occupation or type of vehicle.
Republic Indemnity is engaged in the sale of workers' compensation insurance in California and, to a lesser extent, in Arizona. Workers' compensation policies provide coverage for statutory prescribed benefits that employers are required to pay employees who are injured in the course of employment and for an employer's liability for losses suffered by its employees which are not included within the statutory prescribed workers' compensation coverage.

    Results for the Company's property and casualty insurance subsidiaries are as follows (dollars in millions):

                                     Year ended December 31,
                                     1995      1994      1993
      Net Written Premiums (GAAP)
       NSA Group                 $1,203.2  $1,154.1  $  901.9
       Republic Indemnity           287.5     479.5     465.8
       Other Lines                    1.6       1.9      11.2
                                 $1,492.3  $1,635.5  $1,378.9

      Combined Ratios (GAAP)
       NSA Group                    105.7%     99.8%     97.0%
       Republic Indemnity            87.9%     91.1%     94.7%
       Aggregate                    102.0%     97.0%     96.2%

    NSA Group   The NSA Group attributes its premium growth in
recent years primarily to entry into additional states, increased market penetration in its existing states, overall growth in the nonstandard market, premium rate increases and the purchase of Leader National in May 1993. The increase in the combined ratio for 1995 compared with 1994 was due primarily to inadequate rate levels in certain markets and weather-related losses principally from hailstorms in Texas (1.3 points in the combined ratio). These factors were partially offset by a reduction in the underwriting expense ratio due largely to cost control measures.

     Underwriting conditions in the private passenger automobile insurance marketplace in 1994 were affected by competitive conditions and the pricing policies of insurers. Also, improving economic conditions contributed to increased driving activity resulting in an increase in the frequency of accidents and severity of claims. These trends caused a deterioration in the NSA Group's underwriting profit margins during 1994. These factors were partially offset by underwriting profit from the NSA Group's entry into certain markets, as well as improved underwriting margins in several markets where the book of business matured and a greater portion of new premium was derived from renewal policies.

    Premium rate increases were implemented in several states during 1994 and 1995. Rate increases implemented in various states during 1995 averaged approximately 10% across the NSA Group's entire book of business. The higher rate levels and competitive pressures in the nonstandard automobile insurance industry adversely impacted premium growth during 1995.

    Republic Indemnity   The decline in California workers'
compensation premiums reflects the impact of mandatory premium rate reductions which were phased in over the course of policy terms during 1994 and 1995, and extremely competitive pricing in the marketplace as a result of the repeal of the California workers' compensation minimum rate law effective January 1, 1995. As a consequence of the repeal of this law, Republic's rate levels reflect the change in its mix of business toward non-participating policies which do not require the payment of policyholder dividends. Management expects this change toward non-participating policies to continue. Despite lower premium volume, the combined ratio decreased in 1995 as compared to 1994 mainly because of lower policyholder dividends and a reduction in the amount of policyholder dividends estimated to be incurred, partially offset by an increase in the frequency of claims. Also, the underwriting expense ratio increased for 1995 due primarily to the decline in premiums.

Investment Income Changes in investment income reflect fluctuations in market rates and changes in average invested assets.

    1995 compared to 1994 Excluding interest income of $45 million earned in 1995 on amounts due from affiliates, investment income decreased $8 million (5%) due to a decrease in average investments held.

    1994 compared to 1993 Excluding interest income of $25 million on the General Cable notes recorded in 1993, investment income increased $26 million (18%) in 1994 due primarily to an increase in average investments held.

Investee Corporations Equity in net earnings (losses) of investee corporations (companies in which the Company owns a significant portion of the voting stock) in 1995 represents the Company's proportionate share of the losses of Chiquita Brands. The Company purchased 3.2 million shares of Chiquita common stock from AFC during the second quarter of 1995.

Other Income Other income includes revenues from coal, oil and gas properties and gains and losses from real estate sales.

Sales of Other Products and Services Sales of other products and services represents the Company's revenues from its non-insurance businesses, substantially all of which have been sold.

Interest on Borrowed Money Changes in interest expense result from changes in levels of borrowings. The Company has generally financed its borrowings on a long-term basis which has resulted in higher current costs.

    1995 compared to 1994 Interest expense decreased by $8.3 million (16%) due primarily to the Company's repurchase throughout 1995 of $180 million principal amount of its Subordinated notes.

    1994 compared to 1993 Interest expense decreased by $9.6 million (15%) due primarily to the Company's repurchase of $133 million principal amount of its 11% debentures during the 1993 third quarter.

Provision for Asset Impairment Provision for asset impairment includes expected losses associated with the intended divestitures of the Company's non-insurance investments.

Other Operating and General Expenses Operating and general expenses included $39.3 million and $98.6 million in 1994 and 1993, respectively, from divested, non-insurance subsidiaries.

Income Taxes See Note J of Notes to Financial Statements for an analysis of the Company's deferred tax asset and other items affecting the Company's effective tax rate.

    The 1994 provision for income tax reflects less than full realization of the tax benefit attributable to the net realized capital loss recorded in that period. The 1993 income tax benefit was attributable to an increase of $132 million in the Company's net deferred tax asset due to revisions to the estimated future taxable income during the Company's tax loss carryforward period.

                             ITEM 8

           Financial Statements and Supplementary Data



                                                               Page
Number

Report of Independent Auditors                                  F-1

Report of Prior Years' Independent Auditors                     F-2

American Premier Underwriters, Inc. and Subsidiaries:

     Consolidated Balance Sheet-
       December 31, 1995 and 1994                               F-3

     Consolidated Statement of Earnings-
       For the years ended December 31, 1995, 1994 and 1993     F-4

     Consolidated Statement of Cash Flows-
       For the years ended December 31, 1995, 1994 and 1993     F-5

     Notes to Consolidated Financial Statements                 F-6




"Selected Quarterly Financial Data" has been included in Note O to the Consolidated Financial Statements.





                             ITEM 9

   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


     The Company filed a report on Form 8-K on August 29, 1995, reporting a change in its independent accountants. The report is incorporated herein by reference.

                            PART III

                             ITEM 10

       Directors and Executive Officers of the Registrant

   The directors and executive officers of the Company at March 1, 1996 were as follows:

  Executive                                                     Executive
    Name                 Age            Position                    Since

Carl H. Lindner          76      Chairman of the Board and Chief
                                   Executive Officer                 1982
Carl H. Lindner III      42      President and a Director            1991
S. Craig Lindner         40      Vice Chairman of the Board          1995
Keith E. Lindner         36      Vice Chairman of the Board          1995
Theodore H. Emmerich     69      Director                            1988
James E. Evans           50      Senior Vice President, General
                                   Counsel and a Director            1985
Thomas M. Hunt           72      Director                            1982
William R. Martin        66      Director                            1994
Alfred W. Martinelli     68      Director (resigned March 20, 1996)  1982
Neil M. Hahl             47      Senior Vice President               1982
Thomas E. Mischell       48      Senior Vice President - Taxes       1995
Fred J. Runk             53      Senior Vice President and
                                   Treasurer                         1995

   Carl H. Lindner has been Chairman of the Board and Chief Executive Officer of the Company for more than five years.
Mr. Lindner is Chairman of the Board and Chief Executive Officer of AFG, the Company's parent, and has been Chairman of the Board and Chief Executive Officer of AFC since it was founded over 35 years ago. Mr. Lindner serves as Chairman of the Board of the following additional companies: American Annuity Group, Inc. ("AAG"), American Financial Enterprises, Inc. ("AFEI"), Chiquita Brands International, Inc. ("Chiquita") and Citicasters Inc. ("Citicasters"). Carl H. Lindner is the father of Carl H. Lindner III, S. Craig Lindner and Keith E. Lindner.

   Carl H. Lindner III was elected President of the Company in
February 1992.  He is President and a director of AFG and AFC.
He has also been President of Great American Insurance Company for more than five years.

   S. Craig Lindner is a Vice Chairman of the Board of the Company. He is also a Vice Chairman of AFG and AFC. He has been President of AAG since 1993 and President of American Money Management Corporation ("AMMC"), an AFG subsidiary providing investment services to the Company and certain of its affiliates, since January 1996. He had been Senior Executive Vice President of AMMC for more than five years. Mr. Lindner is also a director of AAG and Citicasters.

   Keith E. Lindner is a Vice Chairman of the Board of the Company. He is also a Vice Chairman of AFG and AFC. He has been President, Chief Operating Officer and a director of Chiquita for more than five years.

   Theodore H. Emmerich is a retired managing partner of Ernst & Young LLP, certified public accountants, Cincinnati, Ohio. He is also a director of AFG, AFC, Citicasters, Carillon Fund, Inc., Carrillon Investment Trust, Gradison-McDonald Municipal Custodian Trust, Gradison-McDonald Cash Reserve Trust and Summit Investment Trust.

   James E. Evans is Senior Vice President, General Counsel and a director of the Company. He is also Senior Vice President, General Counsel and a director of AFG and AFC. He has also served as Vice President and General Counsel of AFC for more than five years. Mr. Evans is also a director of AFEI and Citicasters.

   Thomas M. Hunt has been Chairman of the Board of Hunt
Petroleum Corporation, an oil and gas production company, for more than five years. He is also a director of AFG and AFC.

   William R. Martin has been Chairman of the Board of MB
Computing, Inc., a computer software and services company, for more than five years. He is also a director of AFG, AFC and AAG.

   Neil M. Hahl has been a Senior Vice President of the
Company for more than five years.  He is also a Senior Vice
President of AFG.

   Thomas E. Mischell is Senior Vice President - Taxes of the
Company. He is also Senior Vice President - Taxes of AFG. He has served as a Vice President of AFC for more than five years.

   Fred J. Runk is Senior Vice President and Treasurer of the
Company.  He is also Senior Vice President and Treasurer of
AFG. He has served as Vice President and Treasurer of AFC for more than five years.

   In December 1993, Great American Communications Company, which subsequently changed its name to Citicasters Inc., completed a comprehensive financial restructuring that included a prepackaged plan of reorganization filed in November of that year under Chapter 11 of the Bankruptcy Code. Carl H. Lindner, Thomas E. Mischell and Fred J. Runk had been executive officers of that company within two years before its bankruptcy reorganization.




   The information required by the following Items will be provided within 120 days after the end of Registrant's fiscal year.


   ITEM 11   Executive Compensation



   ITEM 12   Security Ownership of Certain Beneficial Owners and
               Management



   ITEM 13   Certain Relationships and Related Transactions

                 REPORT OF INDEPENDENT AUDITORS


Board of Directors
American Premier Underwriters, Inc.

     We have audited the accompanying consolidated balance sheet of American Premier Underwriters, Inc. and subsidiaries as of December 31, 1995 and the related consolidated statements of earnings and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Premier Underwriters, Inc. and subsidiaries as of December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                    ERNST & YOUNG LLP


Cincinnati, Ohio
March 15, 1996

           REPORT OF PRIOR YEARS' INDEPENDENT AUDITORS



American Premier Underwriters, Inc.

We have audited the financial statements and the financial statement schedules of American Premier Underwriters, Inc. and Consolidated Subsidiaries listed in the Index to Financial Statements and Financial Statement Schedules of American Premier Underwriters, Inc.'s Form 10-K for the year ended December 31, 1994 (not presented separately herein). These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of American Premier Underwriters, Inc. and Consolidated Subsidiaries at December 31, 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information shown therein.




DELOITTE & TOUCHE LLP



Cincinnati, Ohio
February 15, 1995
(March 23, 1995 with respect to the
acquisition of American Financial
Corporation as discussed in Note B to
the financial statements)

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                          (In Millions)

                                                       December 31,
                                                      1995      1994
Assets:
Cash and short-term investments                   $  116.4  $  287.5
Investments:
 Bonds and redeemable preferred stocks:
   Held to maturity - at amortized cost
     (market - $342.7 and $1,441.9)                  332.8   1,520.5
   Available for sale - at market
     (amortized cost - $1,468.5 and $846.8)        1,536.9     819.4
 Other stocks - principally at market
    (cost $4.2 and $6.4)                               3.7       5.2
 Investment in investee                               41.0        -
 Loans receivable                                     39.8      76.7
 Real estate and other investments                    20.4      41.3
                                                   1,974.6   2,463.1

Accrued investment income                             33.8      46.6
Agents' balances and premiums receivable             326.9     343.8
Amounts due from affiliates, net                     554.4        -
Recoverables from reinsurers and prepaid
  reinsurance premiums                                65.3      53.2
Other receivables                                     38.0      44.5
Deferred policy acquisition costs                     89.6      92.1
Cost in excess of net assets acquired                389.9     394.5
Deferred tax asset                                   200.4     267.7
Other assets                                         165.9     204.4

                                                  $3,955.2  $4,197.4


Liabilities and Capital:
Unpaid losses and loss adjustment expenses        $1,194.9  $1,130.9
Unearned premiums                                    437.0     440.2
Policyholder dividends                                52.5     102.4
Long-term debt:
  Parent Company                                     320.6     500.0
  Subsidiaries                                         9.1       9.8
Minority interest                                       -        6.2
Accounts payable and other liabilities               389.2     459.2
                                                   2,403.3   2,648.7

Common Stock, $1 par value - outstanding
  47,000,000 and 46,282,157 shares                    47.0      46.3
Capital surplus                                      579.1     662.2
Retained earnings                                    881.8     867.5
Net unrealized gains (losses) on marketable
  securities                                          44.0     (27.3)
    Total common shareholder's equity              1,551.9   1,548.7

                                                  $3,955.2  $4,197.4

         See notes to consolidated financial statements.

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
                          (In Millions)

                                                                Year ended December 31,
                                                              1995       1994       1993
Income:
   Property and casualty insurance premiums earned        $1,495.4   $1,557.9   $1,273.6
   Net investment income                                     205.4      168.3      168.1
   Realized gains on sales of securities                      23.8         .1      123.3
   Equity in net earnings (losses) of investee                (2.2)        -          -
   Sales of other products and services                         -        94.8      179.0
   Losses on sales of subsidiaries                             (.3)      (4.0)     (22.0)
 Loss on sale of General Cable securities                       -       (75.8)        -
 Other income                                                 13.4       17.6       14.3
                                                           1,735.5    1,758.9    1,736.3

Costs and Expenses:
 Property and casualty insurance operations:
     Losses                                                1,038.9      939.3      726.9
     Loss adjustment expenses                                159.5      151.4      130.0
     Commissions and other underwriting  expenses            331.1      344.8      275.3
     Policyholder dividends                                   (5.0)      75.7       93.2
     Cost of sales                                              -        60.0       80.6
   Interest charges on borrowed money                         44.9       53.2       62.8
   Provision for asset impairment                               -          -        19.6
   Other operating and general expenses                       53.1       93.3      157.8
                                                           1,622.5    1,717.7    1,546.2

Earnings before income taxes                                 113.0       41.2      190.1
Income tax (expense) benefit                                 (45.9)     (40.4)      52.6

Net earnings from continuing operations                       67.1         .8      242.7


Discontinued operations:
   Income from discontinued operations                          -          -         2.8
   Loss on disposal                                             -         (.5)     (13.5)
Extraordinary loss, net of tax benefit                        (5.1)        -          -

Net  earnings                                            $    62.0   $     .3   $  232.0

         See notes to consolidated financial statements.

             AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Millions)

                                                        Year ended December 31,
                                                        1995         1994       1993
Operating Activities:
  Income from continuing operations                    $   67.1  $     .8   $  242.7
  Adjustments:
   Deferred Federal income tax                             46.0      36.3      (57.9)
   Depreciation, depletion and amortization                26.9      27.5       32.8
   Equity in net losses of investee                         2.2        -          -
   Realized (gains) losses on investing activities        (25.5)     76.9      (80.6)
   Increase in receivables                                 (4.9)    (54.8)     (96.9)
   (Increase) decrease  in  other  assets                   (4.5)    (5.4)       6.7
   Increase (decrease)  in  other  liabilities             (24.9)    (7.0)      12.7
   Increase in unpaid losses and loss adjustment expenses   64.6    155.2       94.8
   Increase  (decrease)  in  policyholder  dividends       (49.9)    (9.4)      30.4
   Increase  (decrease)  in  unearned  premiums             (1.9)    82.1      105.7
   Litigation settlement                                      -        -        15.6
   Dividends from investee                                    .5       -          -
   Other, net                                                6.3      5.4       (1.9)
                                                           102.0    307.6      304.1

Investing Activities:
  Purchases of and additional investments in:
     Fixed maturity investments                           (514.9)  (846.3)    (734.5)
     Equity securities                                       (.7)    (1.9)      (1.0)
     Affiliates and subsidiaries                           (57.1)   (13.9)     (95.3)
     Property and equipment                                (13.8)   (22.1)     (17.5)
  Maturities and redemptions of fixed maturity
    investments                                            272.3    159.8      382.2
 Sales of:
     Fixed   maturity  investments                         851.0     70.9      128.7
   General Cable Corporation securities                       -     176.7         -
   Equity securities                                         2.8       .7      178.5
   Affiliates and subsidiaries                              20.4     31.6       89.7
   Real estate, property and equipment                      23.0      1.7         .8
  Cash and short-term investments of new  subsidiaries        -       5.0       15.3
 Decrease in other investments                              11.1     23.9       76.2
                                                           594.1   (413.9)      23.1

Financing Activities:
 Reductions  of  debt                                     (186.8)   (17.5)    (135.1)
 Issuance of debt                                             -       1.2        1.8
 Common  Stock  dividends  paid                            (57.3)   (40.6)     (38.2)
 Exercise of stock options and conversion of Career Shares    .5     19.1       24.0
  Purchases of Company Common Stock                        (87.6)   (47.7)      (1.9)
 Net advances to affiliates                               (536.0)      -          -
 Other, net                                                   -       2.1       (1.0)
                                                          (867.2)   (83.4)    (150.4)

Net  cash  flows  from  continuing  operations            (171.1)  (189.7)     176.8
Net cash from discontinued operations                         -        -         8.3

Net Increase (Decrease) in Cash and Short-term Investments(171.1)  (189.7)     185.1
Cash and short-term investments at beginning of period     287.5    477.2      292.1

Cash and short-term investments at end of period        $  116.4 $  287.5   $  477.2

See notes to consolidated financial statements.

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                         INDEX TO NOTES

  A. Accounting Policies             I. Capital Stock
  B. Mergers                         J. Income Taxes
  C. Divestitures                    K. Contingencies
  D. Investments                     L. Insurance Operations
  E. Amounts Due from Affiliates     M. Statement of Cash Flows
  F. Cost in Excess of Net Assets    N. Transactions With Affiliates
       Acquired                      O. Quarterly Operating Results
  G. Long-Term Debt                  P. Other Information
  H. Benefit Plans                   Q. Subsequent Event



A.  Accounting Policies

Basis of Presentation   The consolidated financial statements
include the accounts of the Company and its subsidiaries, with the exception of the Company's defense services operations sold in 1993 which have been classified as discontinued operations. The Company's only industry segment is specialty property and casualty insurance, the operations of which are located primarily within the United States. Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant intercompany balances and transactions have been eliminated. All acquisitions have been treated as purchases. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Investments    Debt securities are classified as "held to
maturity" and reported at amortized cost if the Company has the positive intent and ability to hold them to maturity. Debt and equity securities are classified as "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity if the debt or equity securities are not classified as held to maturity or bought and held principally for selling in the near term. Only in certain limited circumstances, such as significant issuer credit deterioration or if required by insurance or other regulators, may a company change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future.

In accordance with guidance issued by the Financial Accounting Standards Board in November 1995, the Company reassessed the classifications of its investments and transferred fixed maturity securities with an amortized cost of approximately $839 million to "available for sale." This "one-time" reclassification resulted in an increase of $43 million in carrying value of fixed maturity investments and an increase of $28 million in shareholders' equity. The transfer had no effect on net earnings.

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Premiums and discounts on mortgage-backed securities are amortized over their expected average lives using the interest method. Gains or losses on sales of securities are recognized at the time of disposition with the amount of gain or loss determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings and the carrying value of that investment is reduced.

The Company's investments in equity securities of companies that are 20% to 50% owned by AFG and its subsidiaries are carried at cost, adjusted for a proportionate share of their undistributed earnings or losses.

Short-term investments are carried at cost; loans receivable are stated primarily at the aggregate unpaid balance.

Cost in Excess of Net Assets Acquired   The excess of cost of
subsidiaries over the Company's equity in the underlying net assets ("goodwill") is being amortized over 40 years.

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

Insurance   As discussed under "Reinsurance" below, unpaid losses
and loss adjustment expenses and unearned premiums have not been reduced for reinsurance receivable.

Reinsurance In the normal course of business, the Company's insurance subsidiaries cede reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. To the extent that any reinsuring companies are unable to meet obligations under the agreements covering reinsurance ceded, the Company's insurance subsidiaries would remain liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsurance policies. The Company's insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. The Company's insurance subsidiaries also assume reinsurance from other companies. Income on reinsurance assumed is recognized based on reports received from ceding reinsurers.

Deferred Policy Acquisition Costs Policy acquisition costs (principally commissions, premium taxes and other underwriting expenses) related to the production of new business are deferred. The deferral of acquisition costs is limited based upon their recoverability without any consideration for anticipated investment income. Deferred policy acquisition costs are charged against income ratably over the terms of the related policies.

Unpaid Losses and Loss Adjustment Expenses The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on the direct business

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience and (d) estimates based on experience of expenses for investigating and adjusting claims. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the Statement of Earnings in the period in which determined.

Premium Recognition Premiums are earned over the terms of the policies on a pro rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premiums are based on reports received from such companies and organizations.

Policyholder Dividends   Dividends payable to policyholders
represent management's estimate of amounts payable on participating policies which share in favorable underwriting results. The estimate is accrued during the period in which the related premium is earned. Changes in estimates are included in the Statement of Earnings in the period determined. Policyholder dividends do not become legal liabilities unless and until declared by the boards of directors of the insurance companies.

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

Fair Value of Financial Instruments   Methods and assumptions
used in estimating fair values are described in Note P. These fair values represent point-in-time estimates of value that might not be particularly relevant in predicting the Company's future earnings or cash flows.

Statement of Cash Flows   For cash flow purposes, "investing
activities" are defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. "Financing activities" include obtaining resources from owners and providing them with a return on their investments, borrowing money and repaying amounts borrowed. All other activities are considered "operating". Short-term investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of the financial statements.

B.   Mergers

In April 1995, the Company became a wholly-owned subsidiary of American Premier Group, Inc., a new corporation formed by the Company for the purpose of acquiring all of the common stock of the Company and American Financial Corporation (the "Mergers"). In June 1995, American Premier Group changed its name to American Financial Group, Inc. ("AFG"). Under terms of the Mergers, (a) the Company merged with a subsidiary of AFG and each share

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


of Company Common Stock then outstanding was converted into one share of AFG Common Stock, and (b) American Financial Corporation ("AFC") merged with another subsidiary of AFG and all shares of AFC common stock were exchanged for 28.3 million shares of AFG Common Stock. As a result of the Mergers, all of the common stock of the Company and AFC is owned by AFG and AFG is the Company's successor as the issuer of publicly held common stock.

In connection with the Mergers, AFG reviewed the classification of all securities held by its subsidiaries. As a result, all securities held by the Parent Company and 44% of those held by the Company's insurance subsidiaries at the date of the Mergers were classified as "available for sale." These classifications reflect transfers from "held to maturity" of $273 million for the Parent Company and $274 million for the Insurance companies. The cost of securities transferred approximated market value.

C.  Divestitures

Sale of Non-insurance Businesses   The intended divestitures of
businesses announced in December 1992 included five small diversified industrial companies, four of which were sold during 1993 and 1994 for aggregate proceeds of $30.9 million. The remaining business was sold in February 1995 for cash and notes of approximately $13 million, net of expenses and post-closing adjustments. A provision of $4.0 million for the anticipated loss on this sale was recorded in 1994.

In 1994, the Company sold its 53.5% interest in operations which provided onshore oil and gas contract drilling and well workover services for $14.5 million in cash. No gain or loss was recognized on the transaction.

In 1993, the Company sold its investment in Tejas Gas Corporation
("Tejas") in an underwritten public offering for net proceeds of $106.6 million. The Company's pretax gain from the sale was approximately $80.0 million.

In 1993, the Company sold its limited partnership interest in Buckeye Partners, L.P. ("Buckeye Units") in an underwritten public offering for net proceeds of $71.6 million. The Company's pretax gain from the sale was approximately $18.5 million.

Sale of General Cable Corporation Securities   As part of the
1992 spin-off of General Cable Corporation, the Company retained a $255 million 9.98% subordinated note due 2007 issued by General Cable (the "General Cable Note") and approximately 11.6% of the General Cable shares ("Retained Shares"). During 1993, General Cable paid the $31.8 million of interest due on the General Cable Note with additional 9.98% subordinated notes ("Interest Notes") in lieu of cash.

In February 1994, as a result of General Cable's sale of its Marathon LeTourneau unit to a subsidiary of Rowan Companies, Inc. ("Rowan"), General Cable delivered to the Company cash and promissory notes issued by Rowan totalling $52.1 million as a partial payment of the General Cable Note and Interest Notes (collectively, the "General Cable Notes"). As a result of these receipts, the Company credited General Cable with $48.1 million of principal and interest on the General Cable Notes.

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


In June 1994, as part of an agreement for the purchase of all of the outstanding shares of General Cable by Wassall PLC ("Wassall"), the Company sold to Wassall the then outstanding $253.5 million principal amount of the General Cable Notes and the Retained Shares for $169.8 million and $6.9 million, respectively. The Company recorded a loss of approximately $75.8 million in 1994 on the disposition, and the Company did not accrue any interest income on the General Cable Notes during 1994. Also as part of the agreement, the Company received a $19.2 million payment from Wassall in consideration of assuming responsibility for certain actual and potential environmental and other liabilities. Immediately prior to the sale of General Cable, AFC, which at that time owned 40.5% of the Company's common stock, also owned 45.6% of the outstanding common stock of General Cable. The Chairman of the Board and Chief Executive Officer of the Company was the Chairman of the Board of General Cable.

Discontinued Operations   In 1993, the Company sold its defense
services operations to an unaffiliated company and recognized a loss of approximately $13.5 million from the sale. Revenues, pretax income and net income of discontinued operations for 1993 amounted to $275 million, $4.8 million and $2.8 million, respectively.

D.  Investments     Bonds, redeemable preferred stocks and other
stocks at
    December 31, consisted of the following (in millions):

                                                         1995
                                                   Held to Maturity
                                     Amortized      Market     Gross Unrealized
                                          Cost       Value     Gains     Losses
   Bonds and redeemable
    preferred stocks:
     United States Government
       and government agencies
       and authorities               $     -      $     -       $  -       $  -
       States, municipalities and
       political subdivisions             8.4          9.0         .6         -
     Foreign securities                  13.7         14.1         .4         -
     Public utilities                    18.8         19.1         .3         -
     Mortgage-backed securities          80.8         82.9        2.1         -
     All other corporate                210.1        216.5        6.6         .2
     Redeemable preferred stocks          1.0          1.1         .1         -
                                     $  332.8     $  342.7      $10.1      $  .2


                                                        1995
                                                 Available for Sale
                                    Amortized       Market      Gross Unrealized
                                         Cost        Value      Gains     Losses
   Bonds and redeemable
    preferred stocks:
     United States Government
       and government agencies
       and authorities               $   83.0     $   86.5      $ 3.6      $  .1
     States, municipalities and
       political subdivisions             2.3          2.6         .3         -
     Foreign securities                  77.4         79.0        1.8         .2
     Public utilities                   224.9        233.7        9.7         .9
     Mortgage-backed securities          96.9        100.4        3.6         .1
     All other corporate                978.8      1,029.5       55.4        4.7
     Redeemable preferred stocks          5.2          5.2         .1         .1
                                     $1,468.5     $1,536.9      $74.5      $ 6.1

   Other stocks                      $    4.2     $    3.7      $  -       $  .5

                                                         1994
                                                   Held to Maturity
                                    Amortized       Market      Gross Unrealized
                                         Cost        Value      Gains     Losses
   Bonds and redeemable
    preferred stocks:
     United States Government
      and government agencies
      and authorities                $   50.5     $   49.9      $  -      $  .6
     States, municipalities and
      political subdivisions              8.0          8.5        .5         -
     Foreign securities                   8.6          7.7         -         .9
     Public utilities                   230.5        215.1         .3      15.7
     Mortgage-backed securities          81.3         77.4         .2       4.1
     All other corporate              1,138.7      1,080.4        2.8      61.1
     Redeemable preferred stocks          2.9          2.9         -         -

                                     $1,520.5     $1,441.9      $ 3.8     $82.4

                                                       1994
                                                Available for Sale
                                    Amortized       Market     Gross Unrealized
                                         Cost        Value      Gains    Losses
   Bonds and redeemable
    preferred stocks:
     United States Government
      and government agencies
      and authorities                  $409.7     $  402.2      $  .2     $ 7.7
     States, municipalities and
      political subdivisions              2.8          2.8         -         -
     Foreign securities                  52.6         51.0         -        1.6
     Public utilities                    16.8         15.7         -        1.1
     Mortgage-backed securities          57.9         54.9         .1       3.1
     All other corporate                303.2        289.1        1.5      15.6
     Redeemable preferred stocks          3.8          3.7         .1        .2

                                       $846.8    $  819.4       $ 1.9     $29.3

   Other stocks                        $  6.4    $    5.2       $  -      $ 1.2

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


The table below sets forth the scheduled maturities of bonds and redeemable preferred stocks based on carrying value as of December 31, 1995. Data based on market value is generally the same. Mortgage-backed securities had an average life of approximately 4 years at December 31, 1995.

                                            Held to  Available
           Maturity                        Maturity   for Sale
         One year or less                       9%         3%
         After one year through five years     28         26
         After five years through ten years    34         51
         After ten years                        5         13
                                               76         93
         Mortgage-backed securities            24          7
                                              100%       100%

Realized gains (losses) and changes in unrealized appreciation
(depreciation) on fixed maturity and equity security investments are summarized as follows (in millions):

                        Fixed      Equity       Tax
                   Maturities  Securities   Effects         Total
1995
Realized             $   23.8      $   -     $ (9.1)       $ 14.7
Change in Unrealized    184.3          .7     (27.2)        157.8

1994
Realized                   .1          -         -             .1
Change in Unrealized   (192.9)       (1.1)     30.4        (163.6)

1993
Realized                 14.7       108.6     (57.5)         65.8
Change in Unrealized     42.3         (.2)    (14.7)         27.4

Transactions in fixed maturity investments included in the Statement of Cash Flows for 1995 consisted of the following (in millions):

                                              1995
                                Held to     Available
                               Maturity      for Sale     Total

   Purchases                    $196.0         $318.9    $514.9
   Maturities and redemptions    232.9           39.4     272.3
   Sales                            -           851.0     851.0
   Gross Gains                     4.8           25.2      30.0
   Gross Losses                   (1.9)          (4.3)     (6.2)

                                              1994
                               Held to      Available
                              Maturity       for Sale     Total

   Purchases                    $337.5         $508.8    $846.3
   Maturities and redemptions    144.0           15.8     159.8
   Sales                           5.9           65.0      70.9
   Gross Gains                      .2            3.2       3.4
   Gross Losses                    (.1)          (3.2)     (3.3)


Securities classified as "held to maturity" having an amortized cost of $5.8 million were sold for a gain of $.1 million in 1994, due to significant deterioration in the issuers' creditworthiness.

Gross gains of $15.6 million and gross losses of $.9 million were realized on sales of fixed maturity investments in 1993.

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Major categories of net investment income were as follows (in millions):

                                   1995      1994      1993

     Fixed maturities            $164.2    $171.1    $138.8
     Loans to affiliates           44.0        -         -
     Equities                        .2        .1       4.3
     Other                           -         .4      28.6
       Total investment income    208.4     171.6     171.7
     Investment expenses           (3.0)     (3.3)     (3.6)
       Net investment income     $205.4    $168.3    $168.1

The Company's investment in investee corporation reflects the Company's 6% ownership (3.2 million shares) of the common stock of Chiquita Brands International, Inc. ("Chiquita") which is accounted for under the equity method. AFG and its other subsidiaries own an additional 38% of the common stock of Chiquita. Chiquita is a leading international marketer, processor and producer of quality food products. The market value of the Company's investment in Chiquita was approximately $44.5 million at December 31, 1995.

E.   Amounts Due from Affiliates

Subsequent to the Mergers, the Company entered into a credit agreement under which loans are available to AFC of up to $675 million (the "AFC Credit Agreement"). The credit line bears interest at 11-5/8% and converts to a four-year term loan in March 2005 with scheduled principal payments to begin in April 2005. At December 31, 1995, amounts outstanding under the AFC Credit Agreement totalled $623.2 million, plus $16.3 million of accrued interest.

Also subsequent to the Mergers, the Company entered into a credit agreement with AFG under which the Company and AFG will make loans of up to $125 million available to each other (the "AFG Credit Agreement"). The balance outstanding under the credit line bears interest at a variable rate of one percent over LIBOR and is payable on December 31, 2010. At December 31, 1995, amounts payable to AFG under the AFG Credit Agreement totalled $84.0 million, plus $1.1 million of accrued interest.

F.   Cost in Excess of Net Assets Acquired   At December 31, 1995 and
1994, accumulated amortization of the excess of cost over net assets of purchased subsidiaries amounted to approximately $63 million and $53 million, respectively. Amortization expense was $11.8 million in 1995, $11.4 million in 1994 and $10.5 million in 1993.

G.   Long-Term Debt

Long-term debt consisted of the following at December 31, (in millions):

                                                 1995      1994
     Parent Company:
      Subordinated notes, 10 7/8%, due 2011      $ 50.5    $150.0
      Subordinated notes, 10 5/8%, due 2000       113.0     150.0
      Subordinated notes,  9 3/4%, due 1999       157.1     200.0
                                                  320.6     500.0
     Subsidiaries:
      Other                                         9.1       9.8
         Total                                   $329.7    $509.8

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


In December 1995, Pennsylvania Company ("Pennco"), a wholly-owned subsidiary of the Company, entered into a new collateralized five-year reducing revolving credit agreement with several banks, under which it can borrow up to $75 million. Borrowings bear interest at floating rates based on prime or LIBOR and are collateralized by certain stock of an operating subsidiary. At December 31, 1995, the Company had no outstanding borrowings under the agreement.

In May 1995, rating agencies downgraded the Company's subordinated notes (the "Notes"). As a result of the Mergers and the subsequent ratings downgrade, the holders of the Notes had the right to require the Company to purchase all or any portion of the Notes on August 10, 1995 at par plus accrued interest (the "Put Right"). The Put Right was exercised for approximately $40 million of the 9-3/4% Notes and approximately $4 million of the other two issues.

In addition, during 1995, the Company repurchased $2.9 million of its 9-3/4% subordinated notes, $34.8 million of its 10-5/8% subordinated notes and $98.3 million of its 10-7/8% subordinated notes for approximately $142.7 million which resulted in an extraordinary loss of $5.1 million. During the first two months of 1996, the Company repurchased an additional $19.0 million of its 9-3/4% subordinated notes, $7.5 million of its 10-5/8% subordinated notes and $2.2 million of its 10-7/8% subordinated notes.

In March 1994, the Company redeemed all $16.2 million principal amount of its 9 1/2% subordinated debentures due August 2002 at the redemption price of 100% of principal.

At December 31, 1995, scheduled principal payments on debt for the subsequent five years were as follows 1996--$.8 million, 1997- -$.8 million, 1998--$.9 million, 1999--$157.5 million and 2000--
$114.5 million.

At December 31, 1995, the Company had outstanding letter of credit facilities totaling $38.6 million which, if drawn, will bear interest at rates which approximate the prime rates offered by various banks.

Cash interest payments of $48.7 million, $52.7 million and $62.7 million were made on debt in 1995, 1994 and 1993, respectively.

H.   Benefit Plans

The Company provides retirement benefits, primarily through contributory and noncontributory defined contribution plans, for the majority of its regular full-time employees. Company contributions under the defined contribution plans approximate, on average, 4% of each eligible employee's covered compensation. In addition, the Company sponsors employee savings plans under which the Company matches a specified portion of contributions made by eligible employees. Expense related to defined contribution plans for 1995, 1994 and 1993 totaled $5.6 million, $5.8 million and $5.5 million, respectively.

The Company also provides defined benefit pension plan retirement benefits for certain employees. The related amounts included in the accompanying financial statements are not material to the Company's financial condition.

Under the Company's Stock Option Plan, options to purchase shares of Common Stock were granted to certain officers and other key employees, and to non-employee directors of the Company. Under the now terminated Career Share

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Purchase Plan (the "Career Share Plan"), officers and other key employees of the Company purchased shares of the Company's
Preference Stock (designated Career Shares) which were convertible, at the holder's option, into a specified number of shares of Common Stock. The Company's Employee Stock Purchase
Plan ("ESPP") provided eligible employees with the opportunity to purchase from the Company, through regular payroll deductions, shares of the Company's Common Stock at 85% of its fair market value on the purchase date. In connection with the Mergers described in Note B, each outstanding Career Share was converted into a share of AFG convertible preferred stock and each stock option outstanding under the Company's Stock Option Plan was converted into an option to purchase AFG common stock. In addition, AFG succeeded the Company under all provisions of the Stock Option Plan, the Career Share Plan and the ESPP.

I.   Capital Stock   The Company is authorized to issue 200,000,000
shares of Common Stock.  At December 31, 1995, there were
47,000,000 shares of Common Stock outstanding, all of which were owned by AFG. A progression of the Company's shareholder's equity is as follows (dollars in millions):

                                                                              Unrealized
                                                     Common Stock              Gains(Losses)
                                            Common    and Capital    Retained  on Marketable
                                            Shares        Surplus    Earnings     Securities
Balance, December 31, 1992              46,382,170         $785.3      $707.0        $ 10.5

  Net earnings                                -                -        232.0            -
  Dividends declared on Common Stock          -                -        (40.0)           -
  Exercise of stock options and
   conversion of Career Shares           1,072,397           22.9          -             -
  Purchases of Company Common Stock        (45,522)          (1.3)         -             -
  Issuance of Common Stock under ESPP       37,049            1.1          -             -
  Adjustment of estimated net pre-
   reorganization liabilities                 -             (14.0)         -             -
  Adjustment to the distribution of
   equity to shareholders from
   spin-off of General Cable                  -                -         13.3            -
  Change in net unrealized gains
   (losses) on investments                    -                -           -            5.9
  Other, net                                  -               (.4)         -             -
Balance, December 31, 1993              47,446,094         $793.6      $912.3        $ 16.4

  Net earnings                                -                -           .3            -
  Dividends declared on Common Stock          -                -        (42.9)           -
  Exercise of stock options and
   conversion of Career Shares             892,968           18.4          -             -
  Purchases of Company Common Stock     (2,099,600)         (52.5)         -             -
  Issuance of Common Stock under
   ESPP and employee stock bonus            42,695            1.1          -             -
  Adjustment of estimated net pre-
   reorganization liabilities                 -             (52.0)         -             -
  Adjustment to the distribution of
   equity to shareholders from
   spin-off of General Cable                  -                -         (2.2)           -
  Change in net unrealized gains
   (losses) on investments                    -                -           -          (43.7)
  Other, net                                  -               (.1)         -             -
Balance, December 31, 1994              46,282,157         $708.5      $867.5        $(27.3)

  Net earnings                                -                -         62.0            -
  Dividends declared on Common Stock          -                -        (10.8)           -
  Purchases of Company Common Stock     (3,259,697)         (82.8)         -             -
  Exercise of stock options                 16,582             .3          -             -
  Issuance of Common Stock under ESPP        4,239             .1          -             -
  Change in net unrealized gains
   (losses) on investments                    -                -           -           71.3
  Conversion of shares to shares of
   American Financial Group, Inc.      (43,043,281)            -           -             -
  Post-Mergers shares outstanding       47,000,000             -           -             -
  Dividends to American
   Financial Group, Inc.                      -                -        (36.9)           -
Balance, December 31, 1995              47,000,000         $626.1      $881.8        $ 44.0

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


During 1994, the Company increased its accruals for its net probable liability for claims and contingencies arising from events and circumstances preceding the Company's 1978 reorganization based on information which became available to it in 1994. The accrual includes the estimated costs to the Company related to remediation of environmental conditions allegedly caused or contributed to by PCTC and pending and expected claims by former PCTC employees of injury or disease allegedly caused by exposure to excessive noise or asbestos in the railroad workplace. The foregoing estimates were based on information available to the Company at that time and are subject to future change as additional information becomes available. Offsetting the increase in these accruals was a $13.8 million credit resulting from a judgment in favor of the Company. In accordance with the Company's reorganization accounting policy, the Company recorded a net charge of $52.0 million to capital surplus to reflect the net effect of the foregoing accruals which the Company believes will be adequate based on information currently available to it.

Also during 1994, the Company settled a dispute with former employees of a business that had been acquired in 1990 and subsequently included in the General Cable Spin-off in July 1992.

During 1993, the Company settled a lawsuit it had brought against the former owner of a business that was acquired by the Company in 1990 and was included in the General Cable businesses spun-off to shareholders in July 1992. After the spin-off of General Cable, the Company retained the right to receive any amounts recovered in the lawsuit. The net amount of cash received by the Company in the settlement was accounted for as an adjustment to the distribution of equity to shareholders resulting from the spin-off of General Cable.

J.   Income Taxes   The Company files a consolidated income tax return
which includes all 80%-owned U.S. subsidiaries and the AFG parent company.

For income tax purposes, the Company had the following carryforwards available at December 31, 1995 (in millions):

                                    Expiring  Amount

     Operating loss                     1996    $476
     Capital loss                  1997-1999     311
     Other - tax credits                          23


The total income tax (provision) credit consists of (in millions):

                                      1995      1994      1993
     Current
      Federal                        $ (.5)    $(2.8)    $(4.4)
      Foreign                           .6      (1.3)      (.1)
      State & Local                     -         -        (.8)

     Deferred
      Federal                        (46.0)    (36.3)     59.4
      Foreign                           -         -         -
      State & Local                     -         -       (1.5)
                                    ($45.9)   ($40.4)    $52.6

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Statement of Earnings (in millions):

                                                1995     1994    1993

     Earnings before income taxes
       and extraordinary items                $113.0   $ 41.2   $190.1
     Extraordinary items before income taxes    (7.8)      -        -
     Adjusted earnings before income taxes    $105.2   $ 41.2   $190.1

     Income taxes at statutory rate          ($ 36.8) ($ 14.4) ($ 66.5)

     Effect of:
       Amortization of goodwill                 (4.0)    (4.0)   (3.8)
       Revision to valuation allowance            -        -    132.0
       Loss disallowance                          -     (21.4)   (6.9)
       Other, net                               (2.4)     (.6)   (2.2)
     Total provision                           (43.2)   (40.4)   52.6

     Amounts applicable to extraordinary items  (2.7)      -       -
     Provision for income taxes as shown
       on the Statement of Earnings          ($ 45.9) ($ 40.4) $ 52.6



Earnings before income taxes consisted of the following (in millions):

                                               1995     1994    1993

     Subject to tax in:
       United States                         $114.8  $ 38.9   $190.1
       Foreign jurisdictions                   (1.8)    2.3       -
                                             $113.0  $ 41.2   $190.1

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

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


The significant components of the deferred tax asset included in the Balance Sheet at December 31, were as follows (in millions):

                                             1995          1994
     Deferred tax assets:
       Net operating loss carryforward     $166.5        $176.7
       Capital loss carryforwards           108.7         115.5
       Insurance claims and reserves        102.9         120.1
       Other, net                            91.3         101.3
                                            469.4         513.6
       Valuation allowance for deferred
         tax assets                        (214.0)       (213.5)
                                            255.4         300.1

     Deferred tax liabilities:
       Deferred acquisition costs           (31.2)        (32.4)
       Investment securities                (23.8)           -
                                            (55.0)        (32.4)

     Net deferred tax asset                $200.4        $267.7

Cash payments for income taxes, net of refunds, were $1.9 million, $3.7 million and $1.0 million for 1995, 1994 and 1993, respectively. Substantially all of such payments were for alternative minimum taxes.

K.   Contingencies

In management's opinion, the outcome of the items discussed below will not, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

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

USX Litigation   Lawsuits have been filed against the Company by
USX Corporation ("USX") and its former subsidiary, Bessemer and Lake Erie Railroad Company ("B&LE"), seeking contribution by the Company, as the successor to the railroad business conducted by PCTC prior to 1976, for amounts that USX paid in satisfaction of a judgment against B&LE for its participation in an unlawful antitrust conspiracy among certain railroads. The lawsuits argue that USX's liability for that payment was attributable to PCTC's alleged activities in furtherance of the conspiracy. The Company and its outside counsel believe that the Company has substantial defenses to these lawsuits and should not suffer a material loss as a result of this litigation.

Environmental Matters The Company's liability for environmental claims ($64.3 million at December 31, 1995, before claims for recovery of $9.5 million) consists of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs at certain railroad

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


sites formerly owned by PCTC and at certain other sites where hazardous waste was allegedly generated by PCTC's railroad operations. It is difficult to estimate remediation costs for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The Company's liability is based on information currently available and is subject to future change as additional information becomes available.

Personal Injury Matters   The Company's liability for
occupational injury and disease claims ($80.6 million at December 31, 1995, before claims for recovery of $62.1 million) includes pending and expected claims by former employees of PCTC of injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the railroad workplace. Recorded amounts are based on the accumulation of estimates of reported and unreported claims and related expenses and estimates of probable recoveries from insurance carriers.

Other Matters

In connection with the Company's sale of its General Cable Corporation securities, the Company assumed responsibility for certain actual and potential environmental and other liabilities in consideration of an indemnity payment of $19.2 million.

The Company has agreed to guarantee several third party obligations which are not material individually or in the aggregate. The Company has also entered into various operating lease agreements related principally to certain administrative facilities and transportation equipment.

L.   Insurance Operations

Restrictions on Transfers of Funds and Assets   The Company's
insurance operations are subject to state regulations which limit, by reference to specified measures of statutory operating results and policyholders' surplus, the dividends that can be paid to the Parent Company without prior regulatory approval. Without such approval, the maximum amount of dividends which can be paid to the Parent Company during 1996 by these subsidiaries is $80.4 million. At December 31, 1995 and 1994, statutory capital and surplus totaled $629.6 million and $643.6 million, respectively.

Reinsurance The insurance operations assume and cede a portion of their written business with other insurance companies in the normal course of business. To the extent that any reinsuring companies are unable to meet their obligations under agreements covering reinsurance ceded, the Company's insurance subsidiaries would remain liable. Amounts deducted from insurance losses and loss adjustment expenses ("LAE") and net written and earned premiums in

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


connection with reinsurance ceded to affiliates and non-affiliated companies, as well as amounts included in net written and earned premiums for reinsurance assumed from affiliates and non-affiliated companies, were as follows (in millions):

                                          1995     1994      1993
Reinsurance ceded:
  Premiums written
     Non-affiliates                     $ 15.5    $20.4     $ 9.3
  Premiums earned
     Non-affiliates                       13.6     18.7       8.9
  Incurred losses and LAE:
     Affiliates                             .6     (1.8)     (2.5)
     Non-affiliates                       20.4     15.9       3.8

Reinsurance assumed:
  Premiums written:
     Affiliates                          134.3    167.6     101.2
     Non-affiliates                       22.9     36.4      74.4
  Premiums earned:
     Affiliates                          128.8    139.4      78.2
     Non-affiliates                       28.8     50.1      60.1

                                           December 31,
                                          1995     1994
Reinsurance ceded:
  Reserves for unpaid loss and LAE:
     Affiliates                         $  7.2    $10.2
     Non-affiliates                       52.2     40.7

The allowance for uncollectible reinsurance was $1.5 million at December 31, 1995 and 1994.

Liability for Losses and Loss Adjustment Expenses The following table provides an analysis of changes in the estimated liability for losses and LAE, net of reinsurance activity (in millions).

                                          1995      1994     1993
Balance at beginning of year, net of
 reinsurance                            $1,080    $  916    $ 764

Provision for losses and LAE occurring
 in the current year                     1,247     1,170      915
Net decrease in provision for claims
 occurring in prior years                  (49)      (79)     (58)
                                         1,198     1,091      857
Payments for losses and LAE occurring during:
 Current year                              662       554      413
 Prior years                               480       386      346
                                         1,142       940      759
Loss and LAE reserves of subsidiaries
 purchased                                  -         13       54

Balance at end of year, net of
  reinsurance                             1,136     1,080      916

Reinsurance receivable on unpaid losses
 and LAE at end of year                     59        51       45
Balance at end of period, gross of
 reinsurance receivable                 $1,195    $1,131    $ 961

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


The decreases in the provision for claims occurring in prior years resulted from reductions in the estimated ultimate losses and LAE related to such claims.

Other   Statutory net income for 1995, 1994 and 1993 was $61.0
million, $79.6 million and $93.0 million, respectively. Deferred policy acquisition costs amortized to income were $298.2 million, $292.3 million and $243.8 million for 1995, 1994 and 1993, respectively. Net written premiums for 1995, 1994 and 1993 were $1,492 million, $1,636 million and $1,379 million, respectively.

At December 31, 1995 and 1994, reserves for uncollectible premiums receivable were $6.6 million and $5.9 million, respectively.

During 1995, 1994 and 1993, 41%, 89% and 95%, respectively, of net premiums written in the workers' compensation insurance operations were for policies eligible for policyholder dividend consideration.

M.   Statement of Cash Flows

In February 1994, General Cable delivered to the Company $41.7 million in promissory notes as a partial payment of the General Cable Notes. During 1993, General Cable elected to pay the $31.8 million of interest due on the General Cable Note with Interest Notes in lieu of cash. These non-cash transactions, which increased the Parent Company investments and decreased accrued investment income, are not included in the Statement of Cash Flows.

N.   Transactions With Affiliates

Various business has been transacted between the Company and certain affiliate companies including rentals, investment management services, insurance and sales of assets. Unless otherwise disclosed, none of these transactions had a material effect on the net earnings or equity of the Company. Aggregate charges for these services within the Company and its subsidiaries have been insignificant in relation to consolidated revenues.

During 1995, the Company purchased 3.2 million shares of Chiquita from AFC for $43.7 million. Also during 1995, the Company sold
(i) certain properties to a subsidiary of AFC for aggregate proceeds of $15.9 million; (ii) a small reinsurance subsidiary to AFC for $13.7 million; and (iii) shares of an affiliate to AFC for $553,000. The Company recognized a loss of $2.1 million on the sales.

During 1990, the Company acquired the nonstandard automobile insurance business (the "NSA Group") from AFC. The purchase price was subject to adjustment in 1995, based on 1991-1994 pretax earnings of the NSA Group, by a reduction of up to $20.0 million or an increase of up to $40.0 million, in each case plus interest. In December 1993, the Company, having concluded that it was highly probable that the maximum adjustment would be payable by the Company, paid $40.0 million, plus $12.8 million of interest, to a subsidiary of AFC, in full settlement in order to cut off the accrual of interest at the relatively high rate prescribed by the acquisition agreement. Also, as part

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


of the agreement for the purchase of the NSA Group, AFC, through a subsidiary, provided stop-loss protection to the Company which, in effect, guaranteed the adequacy of unpaid loss and allocated loss adjustment expense reserves of the NSA Group (net of reinsurance and salvage and subrogation recoveries) related to periods prior to 1991 under policies written and assumed by the NSA Group. By mutual agreement, effective December 31, 1995, the parties cancelled this arrangement and settled all amounts due.

In 1988, the Company's workers' compensation insurance operations ("Republic Indemnity") entered into a reinsurance contract with Great American Insurance Company ("GAI") to cover the aggregate losses on workers' compensation coverage for the accident years 1980-1987, inclusive. The contract provides for coverage by GAI of net aggregate paid losses of Republic Indemnity in excess of a certain threshold, up to a maximum of $35.1 million. Cumulative paid losses at December 31, 1995 pertaining to claims during this period exceeded the threshold amount by approximately $1 million. In addition, GAI has agreed to reimburse Republic Indemnity for its loss adjustment expenses pertaining to this period up to a maximum of $4.9 million.

O.   Quarterly Operating Results   (Unaudited)

Summarized quarterly financial data for 1995 and 1994 are set forth below (in millions).

                            1st      2nd     3rd       4th
                        Quarter  Quarter Quarter   Quarter     Total
1995:
Revenues                $432.8   $437.2  $433.3    $432.2   $1,735.5
Net earnings from
  continuing operations   16.3     13.6    18.2      19.0       67.1
Net earnings              16.3      9.5    17.6      18.6       62.0


1994:
Revenues                 357.3    467.9   475.8     457.9   $1,758.9
Net earnings (loss) from
  continuing operations  (55.9)    16.6    25.2      14.9         .8
Net earnings (loss)      (55.9)    15.2    26.1      14.9         .3



The first quarter 1994 results include a pretax loss of $76 million on the sale of General Cable securities. Realized gains
(losses) on sales of securities amounted to (in millions):

                       1st      2nd     3rd       4th
                     Quarter  Quarter Quarter   Quarter     Total
  1995                 $(.2)    $1.6    $7.1     $15.3     $23.8
  1994                   .6      1.3    (1.0)      (.8)       .1


P.   Additional Information

Total rental expense recorded under various operating leases related to certain administrative facilities and transportation equipment was $13.3 million in 1995, $12.9 million in 1994, and $13.3 million 1993.

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Future minimum rentals required under noncancelable lease agreements at December 31, 1995, related principally to certain administrative facilities and transportation equipment, were as follows: 1996--$12.3 million, 1997--$11.5 million, 1998--$9.3 million, 1999--$7.6 million, 2000--$5.8 million and $10.6 million thereafter.

Other operating and general expenses included charges for possible losses on agents' balances, reinsurance recoverables and other receivables in the following amounts: 1995 - $0, 1994 - $1 million and 1993 - $6 million. The aggregate allowance for such losses amounted to approximately $14 million at December 31, 1995 and 1994.

Fair Value of Financial Instrument   The following table presents
(in millions) the carrying value and estimated fair value of the Company's financial instruments at December 31.
                                  1995                 1994
                           Carrying    Fair     Carrying    Fair
                              Value   Value        Value   Value
     Assets:
     Bonds and redeemable
       preferred stocks      $1,870  $1,880       $2,340  $2,261
     Other stocks                 4       4            5       5

     Liabilities:
     Long-term debt:
       Parent company        $  321  $  344       $  500  $  519
       Other subsidiaries         9       9           10      10


When available, fair values are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on present values, discounted cash flows, fair value of comparable securities, or similar methods.

Q.   Subsequent Event (Unaudited)

In March 1996, the Company sold the stock of a subsidiary, Buckeye Management Company ("Buckeye"), to an investment group consisting of members of Buckeye's management team and employees for approximately $63 million in cash. Buckeye holds, directly and indirectly, a 2% general partnership interest in Buckeye Partners, L.P. which, through its subsidiary entities, is an independent pipeline common carrier of refined petroleum products. The Company's pretax gain of approximately $53 million from the sale will be reported in 1996. The Chairman of the Board and Chief Executive Officer of Buckeye was also a director of the Company, until resigning in March 1996.

                             PART IV

                             ITEM 14

   Exhibits, Financial Statement Schedules and Reports on Form
                               8-K


(a)  Documents filed as part of this Report:
       1. Financial Statements are included in Part II, Item 8.

       2. Financial Statement Schedules:
          A. Selected Quarterly Financial Data is included in
             Note O to the Consolidated Financial Statements.

          B. Schedules filed herewith for 1995, 1994 and 1993:

                                                                 Page
          III - Condensed Financial Information of Registrant     S-2


          All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

    3.  Exhibits - see Exhibit Index on page E-1.

(b) Reports on Form 8-K:

          Date of Report          Item Reported

          December 13, 1995       Court of Appeals Ruling - USX
                                  Litigation

               AMERICAN PREMIER UNDERWRITERS, INC.
  SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          (In Millions)

                 Condensed Statement of Earnings

                                                  Year Ended December 31,
                                               1995       1994       1993
Income:
  Equity in earnings of subsidiaries         $161.5     $184.6     $279.6
  Net investment income                         3.9       11.1       33.0
  Losses on sales of subsidiaries                -        (4.0)     (21.5)
  Loss on sale of General Cable Corporation
    securities                                   -       (75.8)        -
  Realized gains (losses) on sales of
    securities                                  (.9)        .2        9.2
  Other income                                 23.7       14.3        9.8
                                              188.2      130.4      310.1

Costs and Expenses:
  Interest and debt expense                    44.9       52.8       62.6
  Provision for asset impairment                 -          -        16.4
  Other operating and general expenses         29.7       37.7       41.9
                                               74.6       90.5      120.9

Earnings before income taxes                  113.6       39.9      189.2
Income tax (expense) benefit                  (46.5)     (39.1)      53.5
Net earnings from continuing operations        67.1         .8      242.7

Discontinued Operations:
  Equity in earnings of subsidiaries             -          -         2.8
  Loss from disposal of businesses               -         (.5)     (13.5)

Extraordinary loss, net of tax benefit         (5.1)        -          -

Net Earnings                                 $ 62.0      $  .3     $232.0



                     Condensed Balance Sheet

                                                      December 31,
                                                  1995       1994
Assets
  Cash and short-term investments             $   37.4  $    99.9
  Receivables from subsidiaries                  325.8      403.1
  Investments in subsidiaries                  1,948.5    1,735.6
  Other investments                               24.7      173.0
  Deferred tax asset                             200.4      267.7
  Other assets                                   109.3      123.1

                                              $2,646.1  $ 2,802.4

Liabilities and Capital
  Accounts payable, accrued expenses and other
    liabilities                               $  254.5   $  308.4
  Payables to subsidiaries                       434.0      445.3
  Long-term debt                                 320.6      500.0
  Payable to American Financial Group, Inc.       85.1         -
  Other capital                                1,551.9    1,548.7

                                              $2,646.1   $2,802.4

               AMERICAN PREMIER UNDERWRITERS, INC.
 SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT -
                            CONTINUED
                          (In Millions)

                Condensed Statement of Cash Flows

                                              Year Ended December 31,
Operating Activities:                        1995      1994       1993
 Net earnings from continuing operations  $  67.1   $    .8    $ 242.7
 Adjustments:
   Equity in earnings of subsidiaries      (161.5)   (184.6)    (279.6)
   Deferred Federal income tax               46.0      36.3      (57.9)
   Net (gain) loss on disposal of businesses,
    investments, and PP&E                   (16.8)     77.9       28.7
   Cash received from subsidiaries           87.7     114.1      127.4
   Litigation settlement                       -         -        15.6
   Other, net                                (9.0)      9.4      (34.6)
                                             13.5      53.9       42.3

Investing Activities:
 Purchases of other investments              (1.1)   (128.8)     (11.4)
 Sales of other investments                 158.2      36.3      102.4
 Sale of General Cable Corporation
   Securities                                  -      176.7         -
 Other, net                                  11.0      11.5        5.7
                                            168.1      95.7       96.7


Financing Activities:
 Purchases of Company Common Stock          (87.6)    (47.7)     (1.9)
 Repayment of debt                         (186.1)    (16.3)   (133.7)
 Common Stock dividends                     (57.3)    (40.6)    (38.2)
 Advances from American Financial
   Group, Inc.                               86.7        -         -
 Other, net                                    .2      18.1      23.4
                                           (244.1)    (86.5)   (150.4)

Net increase (decrease) in cash and short-term
  investments from continuing operations    (62.5)     63.1     (11.4)
Net increase in cash and short-term
  investments from discontinued operations     -         -        8.3

Net increase (decrease) in cash and short-term
  Investments                               (62.5)     63.1      (3.1)
Cash and short-term investments at beginning
  of period                                  99.9      36.8      39.9

Cash and short-term investments at end
  of period                               $  37.4   $  99.9   $  36.8

Cash dividends received from equity method
  accounting investees                    $    -    $    -    $   1.9

                              Signatures


    Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, American Premier Underwriters, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

                                     American Premier Underwriters, Inc.


Signed:  March 27, 1996              BY:s/CARL H. LINDNER
                                          Carl H. Lindner
                                          Chairman of the Board and
                                            Chief Executive Officer






    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                    Capacity                  Date


s/CARL H. LINDNER             Chairman of the Board     March 27, 1996
  Carl H. Lindner               of Directors


s/THEODORE H. EMMERICH        Director*                 March 27, 1996
  Theodore H. Emmerich


s/JAMES E. EVANS              Director                  March 27, 1996
  James E. Evans


s/THOMAS M. HUNT                                        Director March
27, 1996
  Thomas M. Hunt


s/S. CRAIG LINDNER            Director                  March 27, 1996
  S. Craig Lindner


s/KEITH E. LINDNER            Director                  March 27, 1996
  Keith E. Lindner


s/CARL H. LINDNER III         Director                  March 27, 1996
  Carl H. Lindner III


s/WILLIAM R. MARTIN           Director*                 March 27, 1996
  William R. Martin


s/FRED J. RUNK                Senior Vice President and March 27, 1996
  Fred J. Runk                  Treasurer (Principal
                                Financial and Accounting
                                Officer)

*  Member of the Audit Committee

                        INDEX TO EXHIBITS

               AMERICAN PREMIER UNDERWRITERS, INC.


Number              Exhibit Description

  2        Agreement and Plan of Acquisition                (*)
           and Reorganization, filed as Exhibit 2
           to the Registration Statement on
           Form S-4 No. 33-56813 (effective
           February 17, 1995) of American Premier
           Group, Inc. (now American Financial
           Group, Inc.)

  3 (a)    Amended and Restated Articles of                 (*)
           Incorporation, as amended effective
           March 25, 1994, filed as Exhibit 3(i)
           to the Company's Form 10-K for 1993.

  3 (b)    By-Laws, as amended February 15, 1995,           (*)
           filed as Exhibit 3(ii) to the Company's
           Form 10-K for 1994.

  4 (a)    Order No. 3708 of the United States              (*)
           District Court for the Eastern
           District of Pennsylvania in In the
           Matter of Penn Central Transportation
           Company, Debtor, Bankruptcy No. 70-347
           dated August 17, 1978 directing the
           consummation of the Plan of Reorganization
           for Penn Central Transportation Company,
           filed as Exhibit 4 to Form 8-K Current
           Report of Penn Central Transportation
           Company for August 1978.


  4 (b)    Instruments defining the            Registrant has no outstanding
           rights of security holders.         debt issues exceeding 10% of
                                               the assets of Registrant and
                                               consolidated subsidiaries.  Upon
                                               request, the Company hereby agrees
                                               to furnish supplementally
                                               to the Securities and Exchange
                                               Commission a copy of each
                                               instrument with respect to long-
                                               term debt which does not exceed
                                               10% of total assets.

 10 (a)    Management Agreement effective as of             (*)
           January 1, 1991, by and between
           Dixie Insurance Company (now Infinity
           Insurance Company) and Stonewall
           Insurance Company, filed as Exhibit
           (10)(iii)(o)(iii) to the Company's
           Form 10-K for 1990.

 10 (b)    Assumption and Bulk Reinsurance Agreement,       (*)
           effective December 31, 1994, between
           Stonewall Insurance Company and
           Infinity Insurance Company, filed as
           Exhibit (10)(iii)(h)(iv) to the Company's
           Form 10-K for 1994.

 10 (c)    Premium Payment Agreement, effective as of       (*)
           January 1, 1991, by and between Great
           American Insurance Company and the Company filed as Exhibit (10)(iii)(q) to the Company's
           Company's Form 10-K for 1990.

 10 (d)    Excess of Loss Agreement, effective              (*)
           March 31, 1988, between Republic Indemnity
           Company of America and Great American
           Insurance Company, filed as Exhibit (g)(l) to Amendment No. 1 to Schedule 13E-3, dated
           January 17, 1989, relating to Republic
           American Corporation filed by Republic
           American Corporation, the Company, RAWC
           Acquisition Corp., American Financial
           Corporation and Carl H. Lindner (the
           "Schedule 13E-3 Amendment").

 10 (e)    First Amendment to Excess of Loss                (*)
           Agreement, effective March 31, 1988, between
           Republic Indemnity Company of America and
           Great American Insurance Company, filed as
           Exhibit (g)(2) to the Schedule 13E-3 Amendment.

 10 (f)    Business Assumption Agreement, effective         (*)
           as of December 31, 1990, between Stonewall
           Insurance Company and Dixie Insurance
           Company (now Infinity Insurance Company), filed as Exhibit (10)(iii)(o)(i) to the Company's Form 10-K for 1990.

 10 (g)    Quota Share Agreements, effective                (*)
           December 31, 1990, between Stonewall
           Insurance Company and Dixie Insurance
           Company (now Infinity Insurance Company), filed as Exhibit (10)(iii)(o)(ii) to the Company's Form 10-K for 1990.

 10 (h)    Letter dated April 9, 1987 from the              (*)
           Company to Neil M. Hahl, an executive
           officer of the Company, with respect to
           severance arrangements, as supplemented
           by a letter dated June 26, 1987 to
           Neil M. Hahl, incorporated by reference
           to Exhibit (10)(iii)(a) to the Company's
           Form 10-Q Quarterly Report for the Quarter
           Ended June 30, 1987.

 10 (i)    Stock Purchase Agreement Relating to the        _____
           Acquisition of Buckeye Management Company by BMC Acquisition Company dated
           January 5, 1996.

 12        Computation of ratio of earnings                 _____
           to fixed charges.

 16 Letter on change in certifying accountant (*) filed as Exhibit 16 to the Company's
           Form 8-K Current Report for August 29, 1995.

 21        Subsidiaries of the Registrant.                  _____

 27        Financial data schedule                           (**)

 28        Information from reports furnished to            _____
           state insurance regulatory authorities.




 (*)  Incorporated herein by reference
(**) Copy included in Report filed electronically with the Securities and Exchange Commission.

  AMERICAN PREMIER UNDERWRITERS, INC. AND CONSOLIDATED SUBSIDIARIES

   EXHIBIT 12 - COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                        (Dollars in Millions)

                                        Year Ended December 31,
                                     1995   1994    1993   1992    1991
Pretax income excluding
  discontinued operations          $113.0 $ 41.2  $190.1  $ 84.1  $ 79.4

Less undistributed equity in
  (earnings) losses of affiliates    2.7      -       -       -       -

Fixed charges:
  Interest expense                  44.9    53.2    62.8    69.6    65.3
  One-third of rentals               4.4     4.3     4.4     4.4     3.7

    EARNINGS                      $165.0  $ 98.7  $257.3  $158.1  $148.4



Fixed charges:
  Interest expense                $ 44.9  $ 53.2  $ 62.8  $ 69.6  $ 65.3
  One-third of rentals               4.4     4.3     4.4     4.4     3.7

    FIXED CHARGES                 $ 49.3  $ 57.5  $ 67.2  $ 74.0  $ 69.0



Ratio of Earnings to Fixed Charges 3.35     1.72    3.83    2.14    2.15

Earnings in Excess of Fixed
  Charges                        $115.7   $ 41.2  $190.1  $ 84.1  $ 79.4

               AMERICAN PREMIER UNDERWRITERS, INC.

           EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

     The following is a list of subsidiaries of American Premier Underwriters, Inc. (the "Company") included in the Company's continuing operations at December 31, 1995. All corporations are subsidiaries of the Company and, if indented, subsidiaries of the company under which they are listed.


                                           Jurisdiction    Percentage of
                                                of         Common Equity
                                          Incorporation        Ownership

Pennsylvania Company                           Delaware         100%
 Atlanta Casualty Company (1)                  Illinois         100
   American Premier Insurance Company          Indiana          100
   Atlanta Specialty Insurance Company         Iowa             100
   Mr. Agency of Georgia, Inc.                 Georgia          100
     Atlanta Casualty General Agency, Inc.     Texas            100
     Atlanta Insurance Brokers, Inc.           Georgia          100
     Treaty House, Ltd. (d/b/a Mr. Budget)     Nevada           100
   Penn Central U.K. Limited                   United Kingdom   100
     Insurance (GB) Limited                    United Kingdom   100
 Buckeye Management Company                    Delaware         100
   Buckeye Pipe Line Company                   Delaware         100
 Great Southwest Corporation                   Delaware         100
   World Houston, Inc.                         Delaware         100
 Hangar Acquisition Corporation                Ohio             100
  Infinity Insurance Company                   Florida          100
   Infinity Agency of Texas, Inc.              Texas            100
   The Infinity Group, Inc.                    Indiana          100
   Infinity Select Insurance Company           Indiana          100
   Infinity Southern Insurance Corporation     Alabama          100
   Leader National Insurance Company           Ohio             100
     Budget Insurance Premiums, Inc.           Ohio             100
     Leader National Agency, Inc.              Ohio             100
     Leader National Agency of Texas, Inc.     Texas            100
     Leader National Insurance Agency of Arizona
                                               Arizona          100
     Leader Preferred Insurance Company        Ohio             100
     Leader Specialty Insurance Company        Indiana          100
 PCC Technical Industries, Inc.                California       100
   ESC, Inc.                                   California       100
   Marathon Manufacturing Companies, Inc.      Delaware         100
     Marathon Manufacturing Company            Delaware         100
   PCC Maryland Realty Corp.                   Maryland         100
   Penn Camarillo Realty Corp.                 California       100
 Republic Indemnity Company of America         California       100
   Republic Indemnity Company of California    California       100
   Timberglen Limited                          United Kingdom   100
 Risico Management Corporation                 Delaware         100
 Windsor Insurance Company (1)                 Indiana          100
   American Deposit Insurance Company          Oklahoma         100
Granite Finance Co., Inc.                      Texas            100
   Coventry Insurance Company                  Ohio             100
   El Aguila Compania de Seguros, S.A. de C.V. Mexico           100

               AMERICAN PREMIER UNDERWRITERS, INC.

                                             Jurisdiction    Percentage of
                                                 of          Common Equity
                                             Incorporation       Ownership

   Moore Group Inc.                             Georgia          100%
     Casualty Underwriters, Inc.                Georgia           51
     Dudley L. Moore Insurance, Inc.            Louisiana        100
     Hallmark General Insurance Agency, Inc.    Oklahoma         100
     Middle Tennessee Underwriters, Inc.        Tennessee        100
       Insurance Finance Company                Tennessee        100
     Windsor Group, Inc.                        Georgia          100
   Regal Insurance Company                      Indiana          100
   Texas Windsor Group, Inc.                    Texas            100
PCC Real Estate, Inc.                           New York         100
 PCC Chicago Realty Corp.                       New York         100
 PCC Gun Hill Realty Corp.                      New York         100
 PCC Michigan Realty, Inc.                      Michigan         100
 PCC Scarsdale Realty Corp.                     New York         100
   Scarsdale Depot Associates, L.P.             Delaware          80
Penn Central Energy Management Company          Delaware         100
______________

(1) 90.05% owned by Pennsylvania Company and 9.95% owned by Republic Indemnity Company of America.

 The names of certain subsidiaries are omitted, as such subsidiaries in the aggregate would not constitute a significant subsidiary.

               AMERICAN PREMIER UNDERWRITERS, INC.

         EXHIBIT 28 - INFORMATION FROM REPORTS FURNISHED
            TO STATE INSURANCE REGULATORY AUTHORITIES



                 Schedule P of Annual Statements



A.  CONSOLIDATED PROPERTY AND CASUALTY ENTITIES   -   See
Attached Schedules

     Schedule P (prepared in accordance with the rules prescribed by the National Association of Insurance Commissioners) includes the reserves of American Premier Underwriters, Inc.'s consolidated property and casualty subsidiaries. The following is a summary of Schedule P reserves (in millions):


     Schedule P - Part 1 Summary - col. 33                  $  903
                                 - col. 34                     213
     Statutory Loss and Loss Adjustment Expense Reserves    $1,116



B.  UNCONSOLIDATED SUBSIDIARIES                               None



C.  50% OR LESS OWNED PROPERTY AND CASUALTY INVESTEES         None