Form 10-K405/A
period 1995-12-31
AMERICAN PREMIER UNDERWRITERS INC
filed 1996-04-26
CIK 77098

SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549

                                     FORM 10-K/A

                                 Amendment No. 1 to
                  Annual Report Pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934

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



This Form 10-K/A amends certain information in Item 8 and provides information required by Items 11, 12 & 13 of Form 10-K.

                                   PART II

                                   ITEM 8

                 Financial Statements and Supplementary Data


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

Also subsequent to the Mergers, the Company entered into a credit agreement with AFG under which the Company and AFG will make loans of up to $200 million available to each other (the "AFG Credit Agreement"). The balance outstanding under the credit line bears interest at a variable rate of one percent over LIBOR and is payable on December 31, 2010. At December 31, 1995, amounts payable to AFG under the AFG Credit Agreement totalled $84.0 million, plus $1.1 million of accrued interest.

                                  PART III

                                   ITEM 11

                           Executive Compensation


Compensation

The following table summarizes the aggregate cash compensation for 1995, 1994 and 1993 of the Company's Chairman of the Board and Chief Executive Officer and its four other most highly compensated executive officers during 1995 (such five executive officers being herein referred to as the "Named Executive Officers"). Such compensation includes amounts paid by the Company, AFC, and their subsidiaries and certain affiliates during 1995, including the period prior to the Mergers.

                                   SUMMARY COMPENSATION TABLE
                                                                                Long-Term
                                             Annual Compensation               Compensation
                                        ---------------------------------  ---------------------

Name                                                            Other Annual   Securities Underlying  All Other
and                                     Salary                  Compensation   Options Granted        Compensation
Principal Position (a)          Year    (b)         Bonus       (c)            (# of Shares) (d)      (e)
- ----------------------          ----    -------     --------    -------------  ---------------       -------------
Carl H. Lindner                 1995  $1,364,000    $900,000       $254,000               ---           $169,000
Chairman of the Board and       1994     981,000     800,000            ---               ---             87,000
Chief Executive Officer         1993     894,000   1,000,000            ---            50,000            125,000

Carl H. Lindner III             1995  $1,076,000    $900,000       $223,000               ---           $  2,000
Co-President                    1994   1,011,000     800,000            ---               ---             53,000
                                1993     879,000   1,000,000            ---          105,000              99,000

S. Craig Lindner (a)            1995  $1,121,000    $900,000       $142,000           388,181             83,000
Co-President

Keith E. Lindner (a)            1995    $935,000    $900,000      $     ---           400,000           $ 30,000
Co-President

James E. Evans (a)              1995    $948,000    $850,000       $ 10,000            50,000           $ 58,000
Senior Vice President and
General Counsel

 (a) S. Craig Lindner, Keith E. Lindner and James E. Evans became executive officers of the Company in April 1995. In March 1996, Messrs. Carl H. Lindner III (formerly President), S. Craig Lindner and Keith E. Lindner (each formerly a Vice Chairman) were elected to the position of Co-President.

(b) Overall, the 1995 annual cash compensation paid by the Company and its affiliates to the four Lindner family members listed above was substantially less than they received prior to the Mergers from AFC and its affiliates, including the Company. The 1996 base annual salary for the Chief Executive Officer and Co-Presidents has been set at $900,000.

(c) This column includes amounts for (i) personal homeowners and automobile insurance coverage, and (ii) the use of corporate aircraft and value of automobiles. The Company's business requires executives to travel frequently. To assure security and to minimize travel time, the Company requires or encourages certain executives and their families to utilize corporate aircraft for personal travel. The Company does not incur significant additional cost for such personal use and reports such use as additional compensation for income tax purposes.


 Name                           Year          Insurance          Aircraft & Automobile
 --------------------           -----         -----------        ---------------------
 Carl H. Lindner                1995              $18,000                $236,000

 Carl H. Lindner III            1995              $17,000                $206,000

 S. Craig Lindner               1995              $20,000                $122,000

 Keith E. Lindner               1995                  ---                     ---

 James E. Evans                 1995                  ---                 $10,000


(d)    The options listed for 1995 were granted by AFG.

(e) Consists of company contributions or allocations under the (i) defined contribution retirement plans and (ii) employee savings plan in which the following Named Executive Officers participate (and related accruals for their benefit under the Company's benefit equalization plan which generally makes up certain reductions caused by Internal Revenue Code limitations in the Company's contributions to certain of the Company's retirement plans) and Company paid group life insurance, as follows:

                                                  Retirement        Savings         Directors'   Term
Name                         Year      ESORP      Plan              Plan            Fees         Life
- -----------------            -----     -------    ----------------- --------        ---------    ----------
Carl H. Lindner              1995        $30,000       $ 56,000        $18,000        $25,000     $40,000
                             1994            ---         49,000            ---            ---      38,000
                             1993            ---        100,000            ---            ---      25,000

Carl H. Lindner III          1995        $30,000        $67,000            ---            ---      $6,000
                             1994            ---         51,000            ---            ---       2,000
                             1993            ---         97,000            ---            ---       2,000

S. Craig Lindner             1995        $30,000            ---            ---        $51,000      $2,000

Keith E. Lindner             1995        $30,000            ---            ---            ---        ---

James E. Evans               1995        $30,000            ---            ---        $25,000      $3,000


Option Information

As a result of the Mergers, all Company stock options became stock options of AFG. During 1995, no Company stock options were granted or exercised by the Named Executive Officers.

                                   ITEM 12

       Security Ownership of Certain Beneficial Owners and Management


As a result of the Mergers in April 1995, and at all times since then, all of the Company's Common Stock was owned by American Financial Group, Inc. (One East Fourth Street, Cincinnati, Ohio 45202). The Common Stock is the Company's only class of outstanding voting securities. At March 31, 1996, the beneficial ownership of common stock of American Financial Group, Inc. was as follows: Carl H. Lindner - 6,793,221 shares (11.4%); Carl H. Lindner III - 4,449,233 (7.4%); S. Craig Lindner - 4,027,871 (6.8%); Keith E. Lindner
- - 6,212,775 (10.4%); Theodore H. Emmerich - 16,219 (less than 1%); James E.
Evans - 42,846 (less than 1%); Thomas M. Hunt - 15,819 (less than 1%); William R. Martin - 6,000 (less than 1%); and all directors and executive officers as a group - 22,158,730 (36.4%).

                                   ITEM 13

                           Certain Relationships and Related Transactions


      Various business has been transacted between the Company and certain affiliates, including rentals, investment management services, insurance and sales of assets. The financial terms (costs, interest rates, collateral, risks of collectibility and other) of these transactions are comparable to those prevailing at the time of consummation which would apply to unrelated parties, unless noted otherwise.

      Since April 3, 1995, the Company has been a wholly-owned subsidiary of American Financial Group, Inc. ("AFG"). Directors and executive officers of the Company are also directors and executive officers of AFG and AFC.

       Information with regard to transactions involving persons who are or were directors or executive officers of the Company is not included herein with respect to periods during which any such person did not hold such a position with the Company.

Asset Transactions

       In March 1996, the Company sold the stock of a subsidiary, Buckeye Management Company ("Buckeye"), to an investment group consisting of members of Buckeye's management team and employees for approximately $63 million in cash. The Chairman of the Board and Chief Executive Officer of Buckeye was also a director of the Company until his resignation in late March 1996.

       Subsequent to the Mergers, the Company entered into a credit agreement under which loans are available to AFC of up to $675 million. The credit line bears interest at 11-5/8% and converts to a four-year term loan in March 2005 with scheduled principal payments to begin in April 2005. At December 31, 1995, amounts receivable from AFC under the credit agreement totalled $623.2 million, plus $16.3 million of accrued interest.

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

       In 1988, the Company's workers' compensation insurance operations ("Republic Indemnity") entered into a reinsurance contract with Great American Insurance Company, a subsidiary of AFC ("GAI"), to cover the aggregate losses on workers' compensation coverage for the accident years 1980-1987, inclusive. The contract provides for coverage by GAI of net aggregate paid losses of Republic Indemnity in excess of a certain threshold, up to a maximum of $35.1 million. At December 31, 1995, amounts receivable from GAI under this arrangement totalled approximately $1 million.

Liability Transactions

      Subsequent to the Mergers, the Company entered into a credit agreement with AFG under which the Company and AFG will make loans of up to $200 million available to each other. The balance outstanding under the credit line bears interest at a variable rate of one percent over LIBOR and is payable on December 31, 2010. At December 31, 1995, amounts payable to AFG under the credit agreement totalled $84.0 million, plus $1.1 million of accrued interest.

Operations (Income/Expense) Transactions

       The respective investment portfolios of the Company's non-standard automobile and workers' compensation insurance subsidiaries have been managed by American Money Management Corporation ("AMMC"), a subsidiary of AFC, for an aggregate annual management fee equal to 0.20% of that portion of the aggregate value of such companies' investment portfolios which is less than $500 million and 0.10% of that portion of such portfolio value which exceeds $500 million. The aggregate market value at December 31, 1995 of the Company's insurance company portfolios managed by AMMC was approximately $2.0 billion. AMMC has also managed the Company's fixed income investment portfolio for an annual fee equal to .025% of the aggregate value of the portfolio, subject to a $125,000 annual minimum fee. The aggregate market value of the fixed income investment portfolio at December 31, 1995 was approximately $53 million. Each of the foregoing fees has been payable in quarterly installments based on asset values measured as of the end of the preceding calendar quarter. AMMC was paid an aggregate of approximately [$2.3] million under the foregoing agreements in 1995.

       The Company's insurance subsidiaries received an aggregate of approximately $134.3 million in premiums from GAI and its insurance company subsidiaries under various reinsurance arrangements in 1995. The Company's subsidiaries paid Great American insurance companies an aggregate of approximately $155,000 in premiums for 1995 for general liability and other insurance coverage, and paid approximately $298,000 in commissions for 1995 to insurance agencies owned by GAI.

       The Company's subsidiaries have provided various risk management and real estate management services to AFC and its subsidiaries and affiliates. Operating costs for services provided under these arrangements have been allocated to AFC based upon estimated hourly rate charges for salary and fringe benefits, supplies and rental expense in respect of the services performed. AFC and its subsidiaries and affiliates were billed approximately $200,000 in the aggregate for the services of such Company subsidiaries in 1995.

       The Company leases office space for its headquarters in The Provident Tower building in Cincinnati, Ohio, which is owned by AFC. Rental amounts paid or payable to AFC under the lease were approximately $850,000 for 1995. Under the lease terms, the Company also paid a proportionate share of operating and tax expense increases.

       In 1995, the Company utilized the services of Provident Travel Corporation, an AFC subsidiary, to facilitate business travel by Company employees on terms and conditions customarily offered by commercial travel agencies in the area. During 1995, the Company paid Provident Travel approximately $482,000 for travel related services.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, duly authorized.

                                         AMERICAN PREMIER UNDERWRITERS, INC.


                                         BY:Fred J. Runk
                                         ---------------------------------
                                            Fred J. Runk
                                            Senior Vice President and
                                             Treasurer




Dated:  April 26, 1996