Form 10-Q
period 1996-03-31
AMERICAN PREMIER UNDERWRITERS INC
filed 1996-05-15
CIK 77098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the Quarterly Period Ended                         Commission File
March  31, 1996                                        No. 1-1569



                       AMERICAN PREMIER UNDERWRITERS, INC.




Incorporated under                                     IRS Employer I.D.
the Laws of Pennsylvania                               No. 23-6000765


                 One East Fourth Street, Cincinnati, Ohio 45202
                                 (513) 579-6600






     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No ___


     As of May 1, 1996, there were 47,000,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.

                    AMERICAN PREMIER UNDERWRITERS, INC. 10-Q
                                     PART I
                              FINANCIAL INFORMATION

              AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Dollars In Millions)


                                                     March 31,     December 31,
                                                         1996             1995
                 Assets
Cash and short-term investments                       $  67.7         $  116.4
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
      (market - $326.0 and $342.7)                      324.6            332.8
    Available for sale - at market
      (amortized cost - $1,492.9 and $1,468.5)        1,507.8          1,536.9
  Other stocks - principally at market
    (cost - $3.7 and $4.2)                                3.3              3.7
  Investment in investee                                 42.0             41.0
  Loans receivable                                       32.7             39.8
  Real estate and other investments                      12.4             20.4
                                                      1,922.8          1,974.6

Accrued investment income                                32.5             33.8
Agents' balances and premiums receivable                319.5            326.9
Amounts due from affiliates, net                        627.4            554.4
Recoverables from reinsurers and prepaid
  reinsurance premiums                                   68.6             65.3
Other receivables                                        34.1             38.0
Deferred acquisition costs                               88.7             89.6
Cost in excess of net assets acquired                   387.0            389.9
Deferred tax asset                                      187.2            200.4
Other assets                                            181.8            165.9

                                                     $3,917.3         $3,955.2

           Liabilities and Shareholder's Equity
Unpaid losses and loss adjustment expenses           $1,165.4         $1,194.9
Unearned premiums                                       428.0            437.0
Policyholder dividends                                   42.6             52.5
Long-term debt:
  Parent Company                                        285.3            320.6
  Subsidiaries                                           19.9              9.1
Accounts payable and other liabilities                  403.3            389.2
                                                      2,344.5          2,403.3

Common Stock, $1 par value - outstanding
  47,000,000 shares                                      47.0             47.0
Capital surplus                                         578.9            579.1
Retained earnings                                       937.5            881.8
Net unrealized gain on marketable securities,
  net of deferred income taxes                            9.4             44.0
     Total common shareholder's equity                1,572.8          1,551.9
                                                     $3,917.3         $3,955.2

                    AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

              AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (In Millions)


                                                      Three months ended
                                                            March 31,
                                                     1996               1995
Income:
  Property and casualty insurance premiums         $339.8             $381.9
  Net investment income                              53.8               48.1
  Realized gains (losses) on sales of securities      4.8                (.2)
  Equity in net earnings of investee                  1.2                 -
  Gain on sale of subsidiary                         53.0                 -
  Other income                                        3.9                3.0
                                                    456.5              432.8

Costs and Expenses:
  Property and casualty insurance:
    Losses                                          225.0              249.5
    Loss adjustment expenses                         37.0               37.5
    Commissions and other underwriting expenses      78.6               86.0
    Policyholder dividends                             .9                7.0
  Interest charges on borrowed money                  9.8               13.2
  Other operating and general expenses                9.7               13.4
                                                    361.0              406.6

Earnings before income taxes and
  extraordinary items                                95.5               26.2
Provision for income taxes                           37.9                9.9

Earnings before extraordinary item                   57.6               16.3

Extraordinary item - loss on prepayment of debt      (1.9)               -

Net Earnings                                       $ 55.7             $ 16.3

                    AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

              AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In Millions)
                                                       Three months ended
                                                              March 31,
                                                        1996            1995
Operating Activities:
  Net earnings                                       $  55.7          $ 16.3
  Adjustments:
     Deferred Federal income tax                        33.0             8.6
     Extraordinary losses from retirement of debt        1.9              -
     Depreciation and amortization                       7.4             6.7
     Equity in net earnings of investee                 (1.2)             -
     Realized (gains) losses on investing activities   (58.1)             .4
     Decrease in receivables                             8.5             3.7
     Increase in other assets                          (22.6)           (6.0)
     Increase (decrease) in unpaid losses and loss
       adjustment expenses                             (29.5)           11.4
     Decrease in policyholder dividends                 (9.9)          (15.2)
     Increase (decrease) in unearned premiums           (9.0)           19.3
     Increase (decrease) in other liabilities           22.5             (.8)
     Dividends from investee                              .2              -
     Other, net                                          (.2)            1.3
                                                        (1.3)           45.7
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                        (122.8)          (79.3)
    Equity securities                                    (.2)            (.1)
     Property and equipment                             (1.8)           (2.4)
  Maturities and redemptions of fixed maturity
    investments                                         32.4            27.4
  Sales of:
    Fixed maturity investments                          82.3           205.9
    Equity securities                                     .8              -
    Affiliates and subsidiaries                         66.2             7.3
    Real estate, property and equipment                   .8              .1
   Cash of subsidiaries sold                            (4.6)             -
   Increase in other investments                          -              (.5)
                                                        53.1           158.4
Financing Activities:
   Reductions of long-term debt                        (38.5)            (.2)
   Additional long-term borrowings                      11.0              -
   Purchases of Common Stock                              -            (87.6)
   Cash dividends paid                                    -            (11.3)
   Exercise of stock options and conversion of Career
     Shares                                               -               .5
   Net advances to affiliates                          (73.0)             -
   Other, net                                             -              (.9)
                                                      (100.5)          (99.5)
Net Increase (Decrease) in Cash and
  Short-term Investments                               (48.7)          104.6

Cash and short-term investments at
  beginning of period                                  116.4           287.5

Cash and short-term investments at end of period     $  67.7         $ 392.1

                    AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   Mergers

    In April 1995, American Premier Underwriters, Inc. ("APU") became a wholly-owned subsidiary of American Financial Group, Inc. ("AFG"), a new corporation formed by APU for the purpose of acquiring all of the common stock of APU and American Financial Corporation (the "Mergers"). Under the terms of the Mergers, each share of APU Common Stock then outstanding was converted into one share of AFG common stock, and all shares of American Financial Corporation ("AFC") common stock were exchanged for 28.3 million shares of AFG common stock. As a result, all of the common stock of APU and AFC is owned by AFG and AFG is APU's successor as the issuer of publicly held common stock.

B.   Accounting Policies
     Basis of Presentation The accompanying consolidated financial statements for APU are unaudited; however, management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles.

     Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant intercompany balances and transactions have been eliminated. All acquisitions have been treated as purchases. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

     The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

     Investments Debt securities are classified as "held to maturity" and reported at amortized cost if APU has the positive intent and ability to hold them to maturity. Debt and equity securities are classified as "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of shareholder's equity if the securities are not classified as held to maturity or bought and held principally for selling in the near term. Only in certain limited circumstances, such as significant issuer credit deterioration or if required by insurance or other regulators, may a company change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future.

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

     APU's investments in equity securities of companies that are 20% to 50% owned by AFG and its subsidiaries are carried at cost, adjusted for a proportionate share of their undistributed earnings or losses.

                    AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

    APU's investment in investee corporation reflects APU's 6% ownership (3.2 million shares) of the common stock of Chiquita Brands International, Inc. ("Chiquita") which is accounted for under the equity method. AFG and its other subsidiaries own an additional 37% of the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products. The market value of APU's investment in Chiquita was approximately $50.2 million at March 31, 1996.

    Short-term investments are carried at cost; loans receivable are stated primarily at the aggregate unpaid balance.

    Cost in Excess of Net Assets Acquired The excess of cost of subsidiaries over APU's equity in the underlying net assets ("goodwill") is being amortized over 40 years.

     APU's management continually monitors whether significant changes in certain industry and regulatory conditions or prolonged trends of declining profitability have occurred which would lead APU to question the recoverability of the carrying value of its goodwill. APU's evaluation of its recorded goodwill would be based primarily on estimates of future earnings, as well as all other available factors which may provide additional evidence relevant to the assessment of recoverability of its goodwill.

     Insurance As discussed under "Reinsurance" below, unpaid losses and loss adjustment expenses and unearned premiums have not been reduced for reinsurance recoverable.

     Reinsurance In the normal course of business, APU's insurance subsidiaries cede reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. To the extent that any reinsuring companies are unable to meet obligations under the agreements covering reinsurance ceded, APU's insurance subsidiaries would remain liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsurance policies. APU's insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. APU's insurance subsidiaries also assume reinsurance from other companies. Income on reinsurance assumed is recognized based on reports received from ceding reinsurers.

     Deferred Acquisition Costs Policy acquisition costs (principally commissions, premium taxes and other underwriting expenses) related to the production of new business are deferred ("DPAC"). The deferral of acquisition costs is limited based upon their recoverability without any consideration for anticipated investment income. DPAC is charged against income ratably over the term of the related policies.

     Unpaid Losses and Loss Adjustment Expenses The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on the direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience; (d) estimates based on experience of expenses for investigating and adjusting claims, and (e) the current state of the law

                    AMERICAN PREMIER UNDERWRITERS, INC. 10-Q and coverage litigation. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the Statement of Earnings in the period in which determined.

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

     Income Taxes APU files a consolidated income tax return which includes all 80%-owned U.S. subsidiaries and its parent company, AFG. Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a tax benefit will be realized. An analysis of the likelihood of realizing tax benefits is reviewed and updated periodically. Any adjustments to deferred tax assets are made in the period in which developments on which they are based become known.

     Benefit Plans    APU provides retirement benefits, primarily through
     contributory and noncontributory defined contribution plans. In addition, APU sponsors employee savings plans under which APU matches a specified portion of contributions made by eligible employees. Contributions to benefit plans are charged against earnings during the period in which employee wages, upon which the amount of such contributions are based, are earned.

     Capital Surplus   Adjustments to claims and contingencies arising from
     events or circumstances preceding APU's 1978 reorganization are reflected in capital surplus if the adjustments are not clearly attributable to post-reorganization events or circumstances. Such pre-reorganization claims and contingencies consist principally of personal injury claims by former employees of APU's predecessor and claims relating to the generation, disposal or release into the environment of allegedly hazardous substances arising out of railroad operations disposed of prior to the 1978 reorganization.

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

                    AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

C.   Divestitures

     In March 1996, APU sold the stock of a subsidiary, Buckeye Management Company ("Buckeye"), to an investment group consisting of members of Buckeye's management and employees for approximately $60 million in cash, net of transaction costs. Buckeye holds, directly and indirectly, a 2% general partnership interest in Buckeye Partners, L.P. which, through its subsidiary entities, is an independent pipeline common carrier of refined petroleum products. APU recorded a pretax gain of approximately $53 million from the sale. The Chairman of the Board and Chief Executive Officer of Buckeye was also a director of APU, until resigning in March 1996.

     In February 1995, APU sold its Apparatus unit, which manufactured aerial lift trucks, for cash and notes of approximately $13 million, net of expenses and post-closing adjustments. A provision of $4.0 million for the anticipated loss on this sale had been recorded in 1994.


D.   Long-term Debt

     Long-term debt of APU consisted of the following (in millions):


                                                     March 31,   December 31,
                                                         1996           1995
       Parent Company:
         Subordinated notes, 10 7/8%, due 2011         $ 47.3         $ 50.5
         Subordinated notes, 10 5/8%, due 2000          101.2          113.0
         Subordinated notes,  9 3/4%, due 1999          136.8          157.1
                                                        285.3          320.6
       Subsidiaries:
         Note payable to banks by Pennsylvania
           Company                                       11.0             -
         Other                                            8.9            9.1
           Total                                       $305.2         $329.7

     During the first quarter of 1996, APU repurchased $35.4 million of its subordinated notes for approximately $38.3 million which resulted in an extraordinary loss of $1.9 million. During the second quarter of 1996 (through May 10), APU repurchased an additional $13.5 million of its subordinated notes.

     In December 1995, Pennsylvania Company ("Pennco"), a wholly-owned subsidiary of APU, entered into a new collateralized five-year reducing revolving credit agreement with several banks, under which it can borrow up to $75 million.

                    AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

E.   Capital Stock

     APU is authorized to issue 200,000,000 shares of Common Stock. At March 31, 1996 and December 31, 1995, there were 47,000,000 shares of Common Stock outstanding, all of which were owned by AFG. A progression of APU's Shareholder's Equity is as follows (in millions):

                                                                               Unrealized
                                              Common Stock                       Gains on
                                               and Capital     Retained        Marketable
                                                   Surplus     Earnings        Securities
     Balance at December 31, 1995                   $626.1       $881.8             $44.0

     Net earnings                                       -          55.7                -
     Change in unrealized gains on investments          -            -              (34.6)
     Other                                             (.2)          -                 -

     Balance at March 31, 1996                      $625.9       $937.5             $ 9.4

F.   Cash Flows - Fixed Maturity Investments

     "Investing activities" related to fixed maturity investments in APU's Statement of Cash Flows consisted of the following (in millions):

                                         Held to       Available
                                        Maturity        for Sale         Total
         1996
         Purchases                         $ 8.6         $114.2         $122.8
         Maturities and redemptions         17.8           14.6           32.4
         Sales                                -            82.3           82.3

         1995
         Purchases                         $23.5         $ 55.8         $ 79.3
         Maturities and redemptions         18.7            8.7           27.4
         Sales                                -           205.9          205.9

G. Contingencies There have been no significant changes to the matters discussed in Note K - "Contingencies" in APU's Annual Report on Form 10-K for 1995.

                    AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

                                     ITEM 2

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


GENERAL

American Premier is organized as a holding company with almost all of its operations being conducted by subsidiaries. The parent corporation, however, has continuing cash needs for administrative expenses, the payment of principal and interest on borrowings and common stock dividends. Thus, APU relies primarily on dividends and tax payments from its subsidiaries for funds to meet its obligations.


LIQUIDITY AND CAPITAL RESOURCES

Ratios The ratio of holding company (APU and Pennco) long-term debt to total capital was 16% at March 31, 1996 compared to 17% at December 31, 1995. APU's ratio of earnings to fixed charges on a total enterprise basis was 4.79 (excluding the gain on sale of subsidiary) for the first three months of 1996 compared to 3.35 for the entire year of 1995.

Sources of Funds     Management believes APU has sufficient resources to meet
its liquidity requirements through operations in the short-term and long-term future. If funds generated from operations, including dividends from subsidiaries, are insufficient to meet fixed charges in any period, APU would be required to generate cash through borrowings, sales of securities or other assets, or similar transactions.

During 1995, APU entered into separate credit agreements with AFG and AFC. Under such agreements, at March 31, 1996, amounts receivable from AFC totaled $675 million (plus $19.9 million of accrued interest), and amounts payable to AFG totaled $172.8 million (plus $2.4 million of accrued interest).

During the first quarter of 1996, APU and Pennsylvania Company ("Pennco"), a wholly-owned subsidiary of APU, entered into separate credit agreements with two AFC subsidiaries under which aggregate loans are available to those subsidiaries of up to $170 million. Loans made under the credit lines bear interest at floating rates based on prime or LIBOR. At March 31, 1996, aggregate amounts outstanding under the credit lines totaled $108 million.

APU's federal income tax loss carryforward is available to offset taxable income and, as a result, APU's requirement to pay federal income tax for 1996 is substantially eliminated.

Investments Approximately 94% of the bonds and redeemable preferred stocks held by APU were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at March 31, 1996. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

                    AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued


RESULTS OF OPERATIONS

General Pretax earnings for the three months ended March 31, 1996 were $95.5 million, an increase of $69.3 million over the comparable 1995 period. Results for 1996 include a $53 million gain from the sale of Buckeye Management Company. Excluding the Buckeye gain and net gains and losses realized on sales of securities, pretax earnings increased $11 million due primarily to a $7 million increase in investment income (including equity in net earnings of investee) and a $3 million decrease in interest expense. These items were partially offset by a $3 million deterioration in underwriting results.

Property and Casualty Insurance APU manages and operates its property and casualty business as two major sectors. The nonstandard automobile insurance companies ("NSA Group") insure risks not typically accepted for standard automobile coverage because of the applicant's driving record, type of vehicle, age or other criteria. Republic Indemnity is engaged in the sale of workers' compensation insurance in California and, to a lesser extent, in Arizona. Workers' compensation policies provide coverage for statutory prescribed benefits that employers are required to pay employees who are injured in the course of employment and for an employer's liability for losses suffered by its employees which are not included within the statutory prescribed workers' compensation coverage.

Underwriting profitability is measured by the combined ratio which is a sum of the ratios of underwriting expenses, losses, and loss adjustment expenses to premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

Results for APU's property and casualty insurance subsidiaries are as follows (dollars in millions):

                                                        Three months ended
                                                             March 31,
                                                      1996             1995
      Net Written Premiums (GAAP)
        NSA Group                                   $271.3             $311.0
        Republic Indemnity                            59.3               91.1
        Other Lines                                     -                 1.6

                                                    $330.6             $403.7

      Combined Ratios (GAAP)
        NSA Group                                    102.1%             101.1%
        Republic Indemnity                            92.4%              96.3%
        Aggregate                                    100.6%              99.5%

NSA Group For the first three months of 1996, the 13% decrease in net written premiums of the NSA Group from the comparable 1995 period was due primarily to significant rate increases implemented in 1995 and early 1996. While the 1996 combined ratio increased compared with the first three months of 1995, the results were a significant improvement from the full year 1995 combined ratio of 105.7%.

                    AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued


  Republic Indemnity The 35% decline in Republic Indemnity's net written premiums reflects the continuing impact of the extremely competitive pricing environment in the California workers' compensation market resulting from the recently enacted open rating system. The improvement in the 1996 combined ratio compared with the comparable 1995 period was due to a reduction in policyholder dividends, slightly offset by increases in the loss, loss adjustment expense and other underwriting expense ratios.

Investment Income Average investments declined 27% in the first quarter of 1996 compared with the same period in 1995, reflecting the use of previously invested funds for advances to affiliates and repurchases of debt. Investment income, however, increased $5.7 million (12%) due to the higher rate of return earned on funds advanced to affiliates compared to the short-term investments in which they had been invested prior to the Mergers. Investment income includes $20 million earned in 1996 on amounts due from affiliates.

Investee Corporations Equity in net earnings of investee corporations (companies in which AFG owns a significant portion of the voting stock) in 1996 represents APU's proportionate share of the earnings of Chiquita Brands. APU purchased 3.2 million shares of Chiquita common stock from AFC during the second quarter of 1995.

Interest on Borrowed Money Excluding interest expense of $2.4 million in 1996 on amounts due to affiliates, interest expense decreased by $5.8 million (44%) for the quarter ended March 31, 1996 from the comparable 1995 period. The decrease reflects a 37% reduction in long-term debt resulting from the repurchase of subordinated notes during the last nine months of 1995 and first quarter of 1996.

                    AMERICAN PREMIER UNDERWRITERS, INC. 10-Q
                                     PART II
                                OTHER INFORMATION


                                     Item 6

                        Exhibits and Reports on Form 8-K


(a)  Exhibits:

     Number               Description
      10(a)               Credit Agreement dated April 3, 1995, between
                          Pennsylvania Company (lender) and American
                          Financial Corporation (borrower).

      10(b)               Reducing Revolving Credit Agreement dated
                          March 29, 1996, between Pennsylvania Company
                          (lender) and Great American Holding Corporation (borrower).

      10(c) Amended Credit Agreement dated April 3, 1995, between American Premier Underwriters, Inc. and American Financial Group, Inc.

      27 Financial Data Schedule - Included in Report filed electronically with the Securities and Exchange Commission.

(b)           Report on Form 8-K:  None






                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, American Premier Underwriters, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                             American Premier Underwriters, Inc.



May 14, 1996                                 BY:  FRED J. RUNK
                                                  Fred J. Runk
                                                  Senior Vice President and
                                                  Treasurer