Form 10-Q
period 1996-06-30
AMERICAN PREMIER UNDERWRITERS INC
filed 1996-08-14
CIK 77098

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For the Quarterly Period Ended                 Commission File
June 30, 1996                                  No. 1-1569


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


   As of August 1, 1996, there were 47,000,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q
                             PART I
                      FINANCIAL INFORMATION

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                      (Dollars In Millions)

                                                 June 30,   December 31,
                                                    1996           1995
           Assets
Cash and short-term investments                 $   73.3       $  116.4
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
      (market - $316.4 and $342.7)                 318.7          332.8
    Available for sale - at market
      (amortized cost - $1,504.5 and $1,468.5)   1,498.2        1,536.9
  Other stocks - principally at market
    (cost - $3.7 and $4.2)                           3.3            3.7
  Investment in investee                            43.7           41.0
  Loans receivable                                  30.3           39.8
  Real estate and other investments                 12.1           20.4
      Total investments                          1,906.3        1,974.6

Accrued investment income                           33.4           33.8
Agents' balances and premiums receivable           303.0          326.9
Amounts due from affiliates, net                   579.2          554.4
Recoverables from reinsurers and prepaid
  reinsurance premiums                              69.8           65.3
Other receivables                                   33.0           38.0
Deferred acquisition costs                          84.2           89.6
Cost in excess of net assets acquired              384.1          389.9
Deferred tax asset                                 176.1          200.4
Other assets                                       155.5          165.9

                                                $3,797.9       $3,955.2

       Liabilities and Shareholder's Equity
Unpaid losses and loss adjustment expenses      $1,133.0       $1,194.9
Unearned premiums                                  408.0          437.0
Policyholder dividends                              37.3           52.5
Long-term debt:
  Parent Company                                   256.4          320.6
  Subsidiaries                                       8.7            9.1
Accounts payable and other liabilities             373.6          389.2
      Total liabilities                          2,217.0        2,403.3


Shareholder's equity:
  Common Stock, $1 par value - outstanding
    47,000,000 shares                               47.0           47.0
  Capital surplus                                  579.1          579.1
  Retained earnings                                961.5          881.8
  Net unrealized gain (loss) on marketable
    securities, net of deferred income
    taxes                                           (6.7)          44.0
      Total shareholder's equity                 1,580.9        1,551.9

                                                $3,797.9       $3,955.2

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
                          (In Millions)

                                         Three months ended   Six months ended
                                              June 30,             June 30,
                                           1996       1995      1996      1995
Income:
  Property and casualty insurance
    premiums                              $337.7    $377.5    $677.5    $759.4
  Net investment income                     55.7      53.6     109.5     101.7
  Realized gains on sales of securities      1.9       1.6       6.7       1.4
  Equity in net earnings of investee         1.8       1.6       3.0       1.6
  Gain (loss) on sales of subsidiaries        .1       (.2)     53.1       (.2)
  Other income                               2.7       3.1       6.6       6.1
                                           399.9     437.2     856.4     870.0

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses    250.3     308.7     512.3     595.7
    Commissions and other underwriting
      expenses                              82.6      81.4     161.2     167.4
    Policyholder dividends                   (.5)     (1.9)       .4       5.1
  Interest charges on borrowed money        10.6      13.1      20.4      26.3
  Other operating and general expenses      13.1      13.8      22.8      27.2
                                           356.1     415.1     717.1     821.7

Earnings before income taxes and
  extraordinary item                        43.8      22.1     139.3      48.3
Provision for income taxes                  17.1       8.5      55.0      18.4

Earnings before extraordinary item          26.7      13.6      84.3      29.9

Extraordinary item - loss on prepayment
  of debt                                   (2.7)     (4.1)     (4.6)     (4.1)

Net Earnings                              $ 24.0    $  9.5    $ 79.7    $ 25.8

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Millions)

                                                     Six months ended
                                                          June 30,
                                                     1996        1995
Operating Activities:
  Net earnings                                    $  79.7      $ 25.8
  Adjustments:
   Deferred Federal income tax                       50.6        15.9
   Extraordinary loss on prepayment of debt           4.6         4.1
   Depreciation and amortization                     14.8        13.0
   Equity in net earnings of investee                (3.0)       (1.6)
   Realized gains on investing activities           (59.7)        (.8)
   Decrease (increase) in receivables                23.9       (12.9)
   Decrease (increase) in other assets                5.5        (4.2)
   Increase (decrease) in unpaid losses and loss
     adjustment expenses                            (62.0)       25.8
   Decrease in policyholder dividends               (15.2)      (23.2)
   Increase (decrease) in unearned premiums         (29.0)       33.7
   Decrease in other liabilities                    (14.4)       (9.7)
   Dividends from investee                             .3          .2
   Other, net                                         (.1)        3.2
                                                     (4.0)       69.3
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                     (194.9)     (211.2)
    Equity securities                                 (.2)        (.1)
   Affiliates and subsidiaries                         -        (57.1)
   Property and equipment                            (3.1)       (6.9)
  Maturities and redemptions of fixed maturity
    investments                                      57.5        49.9
  Sales of:
    Fixed maturity investments                      134.0       646.0
    Equity securities                                 1.0         2.1
    Affiliates and subsidiaries                      66.2        20.7
    Real estate, property and equipment               1.3          .1
  Cash of subsidiaries sold                          (4.6)         -
  Decrease (increase) in other investments            (.1)         .1
                                                     57.1       443.6

Financing Activities:
  Reductions of long-term debt                     (123.4)      (89.4)
  Additional long-term borrowings                    52.0          -
  Purchases of Common Stock                            -        (87.6)
  Cash dividends paid                                  -        (21.7)
  Net advances to affiliates                        (24.8)     (523.2)
  Other, net                                           -           .1
                                                    (96.2)     (721.8)

Net Decrease in Cash and Short-term Investments     (43.1)     (208.9)

Cash and short-term investments at beginning
  of period                                         116.4       287.5

Cash and short-term investments at end of
  period                                          $  73.3     $  78.6

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

   APU's investments in equity securities of companies that are 20%-to 50%-owned by AFG and its subsidiaries are carried at cost, adjusted for a proportionate share of their undistributed earnings or losses.

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

   APU's investment in investee corporation reflects APU's 6% ownership (3.2 million shares) of the common stock of Chiquita Brands International, Inc. ("Chiquita") which is accounted for under the equity method. AFG and its other subsidiaries own an additional 37% of the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products. The market value of APU's investment in Chiquita was approximately $42.1 million at June 30, 1996.

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

D. Long-term Debt

   Long-term debt of APU consisted of the following (in millions):

                                            June 30,   December 31,
                                               1996           1995
     Parent Company:
      Subordinated notes, 10-7/8%, due 2011  $ 27.8         $ 50.5
      Subordinated notes, 10-5/8%, due 2000    95.4          113.0
      Subordinated notes,  9-3/4%, due 1999   133.2          157.1
                                              256.4          320.6
     Subsidiaries:
      Other                                     8.7            9.1

         Total                               $265.1         $329.7

   During the first six months of 1996, APU repurchased $64.2 million of its subordinated notes for approximately $71.0
   million which resulted in an extraordinary loss of $4.6 million.

   In December 1995, Pennsylvania Company ("Pennco"), a wholly-owned subsidiary of APU, entered into a new collateralized five-year reducing revolving credit agreement with several banks, under which it can borrow up to $75 million. There were no borrowings outstanding under this agreement at June 30, 1996 or December 31, 1995.

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

E. Capital Stock

   APU is authorized to issue 200,000,000 shares of Common Stock.
   At June 30, 1996 and December 31, 1995, there were 47,000,000 shares of Common Stock outstanding, all of which were owned by AFG.

F. Cash Flows - Fixed Maturity Investments

   "Investing activities" related to fixed maturity investments in APU's Statement of Cash Flows consisted of the following
   (in millions):

                                 Held to  Available
                                Maturity   for Sale    Total
      1996
      Purchases                   $ 11.6     $183.3   $194.9
      Maturities and redemptions    25.2       32.3     57.5
      Sales                           -       134.0    134.0

      1995
      Purchases                   $101.9     $109.3   $211.2
      Maturities and redemptions    38.3       11.6     49.9
      Sales                           -       646.0    646.0

G. Contingencies There have been no significant changes to the matters discussed in Note K - "Contingencies" in APU's Annual Report on Form 10-K for 1995. See Part II Item 1 - Legal Proceedings (herein) for an update of the USX Litigation.

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

                             ITEM 2

              Management's Discussion and Analysis
        of Financial Condition and Results of Operations


GENERAL

American Premier is organized as a holding company with almost all of its operations being conducted by subsidiaries. The parent corporation, however, has continuing cash needs for administrative expenses, the payment of principal and interest on borrowings and dividends on Common Stock. Thus, APU relies primarily on dividends and tax payments from its subsidiaries for funds to meet its obligations.


LIQUIDITY AND CAPITAL RESOURCES

Ratios The ratio of holding company (APU and Pennco) long-term debt to total capital was 14% at June 30, 1996 compared to 17% at December 31, 1995. APU's ratio of earnings to fixed charges on a total enterprise basis was 4.89 (excluding the gain on sale of subsidiary) for the first six months of 1996 compared to 3.35 for the entire year of 1995.

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

During 1995, APU entered into separate credit agreements with AFG and AFC. Under such agreements, at June 30, 1996, amounts receivable from AFC totaled $675 million (plus $19.5 million of accrued interest), and amounts payable to AFG totaled $154 million (plus $2.6 million of accrued interest).

During the first quarter of 1996, APU and Pennco entered into separate credit agreements with two AFC subsidiaries under which aggregate loans are available to those subsidiaries of up to $170 million. Loans made under the credit lines bear interest at floating rates based on prime or LIBOR. At June 30, 1996, aggregate amounts outstanding under the credit lines totaled $39.6 million (plus $1.7 million of accrued interest).

APU's federal income tax loss carryforward is available to offset taxable income and, as a result, APU's requirement to pay federal income tax for 1996 is substantially eliminated.

Investments Approximately 94% of the bonds and redeemable preferred stocks held by APU were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at June 30, 1996. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations - Continued


RESULTS OF OPERATIONS

General Pretax earnings for the six months ended June 30, 1996 were $139.3 million, an increase of $91 million over the comparable 1995 period. Results for 1996 include a $53 million gain from the sale of Buckeye Management Company. Excluding the Buckeye gain and net gains and losses realized on sales of securities, pretax earnings increased $32.4 million due primarily to a $12 million improvement in underwriting results, a $9 million increase in investment income (including equity in net earnings of investee) and a $6 million decrease in interest expense.

Pretax earnings for the second quarter of 1996 increased $21.7 million from the second quarter of 1995, due primarily to a $16 million improvement in underwriting results, a $3 million decrease in interest expense and a $2 million increase in investment income.

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

Underwriting profitability is measured by the combined ratio which is a sum of the ratios of underwriting expenses, losses, loss adjustment expenses, and policyholder dividends to premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

Results for APU's property and casualty insurance subsidiaries are as follows (dollars in millions):

                               Three months ended      Six months ended
                                     June 30,              June 30,
                                 1996       1995        1996      1995
  Net Written Premiums (GAAP)
  NSA Group                   $264.3      $320.1      $535.5    $631.1
  Republic Indemnity            55.3        72.4       114.7     163.5
  Other Lines                     -           -           -        1.6

                              $319.6      $392.5      $650.2    $796.2

  Combined Ratios (GAAP)
  NSA Group                    101.3%      107.3%      101.7%    104.2%
  Republic Indemnity            84.4        85.5        88.3      91.3
  Aggregate                     98.4       102.8        99.5     101.2

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations - Continued


 NSA Group For the second quarter and first six months of 1996, net written premiums of the NSA Group decreased 17% and 15%, respectively, from the comparable 1995 periods due primarily to volume reductions resulting from significant rate increases implemented in 1995 and early 1996. These rate increases contributed to an improvement in the 1996 combined ratios over the comparable 1995 periods. In addition, the 1995 combined ratios were impacted by weather-related losses, principally from hailstorms in Texas in late April and early May.

 Republic Indemnity Net written premiums for Republic Indemnity decreased 24% and 30% for the second quarter and first six months of 1996, respectively, from the comparable 1995 periods due to the continuing impact of the extremely competitive pricing environment in the California workers' compensation market resulting from the recently enacted open rating system. The improvement in the 1996 combined ratio compared with the comparable 1995 period was due to a reduction in policyholder dividends and loss adjustment expenses, partially offset by an increase in the loss ratio.

Investment Income Average investments declined 16% for the first six months of 1996 compared with the same period in 1995, reflecting the use of previously invested funds for advances to affiliates and repurchases of debt. Investment income, however, increased $7.8 million (8%) due to the higher rate of return earned on funds advanced to affiliates compared to the short-term investments in which they had been invested prior to the Mergers. Investment income includes $41.1 million and $13.4 million earned in 1996 and 1995, respectively, on amounts due from affiliates.

Investee Corporations Equity in net earnings of investee corporations (companies in which AFG owns a significant portion of the voting stock) represents APU's proportionate share of the earnings of Chiquita Brands. APU purchased 3.2 million shares of Chiquita common stock from AFC during the second quarter of 1995.

Interest on Borrowed Money Excluding interest expense of $4.9 million in 1996 on amounts due to affiliates, interest expense decreased by $10.8 million (41%) for the six months ended June 30, 1996 from the comparable 1995 period. The decrease reflects a 48% reduction in long-term debt resulting from the repurchase of subordinated notes during the last nine months of 1995 and first six months of 1996.

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q
                             PART II
                        OTHER INFORMATION


                             ITEM 1

                        Legal Proceedings

   Reference is made to Item 3 - "Legal Proceedings" of APU's
Annual Report on Form 10-K for 1995 for a description of an action filed against APU by USX Corporation and one of its former subsidiaries. In May 1996, the U.S. Supreme Court declined to hear APU's petition with respect to the bankruptcy bar issue, thereby permitting USX's lawsuits to proceed. APU and its outside counsel continue to believe that APU has substantial defenses to these lawsuits, besides the bankruptcy bar issue, and should not suffer a material loss as a result of this litigation.




                             ITEM 6

                Exhibits and Reports on Form 8-K


(a)  Exhibits:

      Number        Description

       27 Financial Data Schedule - Included in Report filed electronically with the Securities and Exchange Commission.


(b)   Report on Form 8-K:  None




______________________________________________________________


                            Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, American Premier Underwriters, Inc. has duly caused this
Report to be signed on its behalf by the undersigned duly authorized.

                           American Premier Underwriters, Inc.

August 14, 1996            BY: /s/ Fred J. Runk
                               Fred J. Runk
                               Senior Vice President and Treasurer