Form 10-Q/A
period 1996-06-30
AMERICAN PREMIER UNDERWRITERS INC
filed 1996-10-04
CIK 77098

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q/A

                       Amendment No. 1 to
     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


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









--------------------------------------------------------------------

                 This Form 10-Q/A is being filed
               to renumber Exhibit 7 as Exhibit 27.

--------------------------------------------------------------------

The Financial Data Schedule was filed on 8/14/96 as Exhibit 7 and is being refiled to correctly number the exhibit as Exhibit 27.


Pursuant to the requirements of the Securities Exchange Act of 1934, American Premier Underwriters, Inc. has duly caused this
Amendment to be signed on its behalf by the undersigned duly authorized.

                           American Premier Underwriters, Inc.

October 4, 1996            BY: s/Fred J. Runk
                               Fred J. Runk
                               Senior Vice President and Treasurer