Form 10-Q
period 1996-09-30
AMERICAN PREMIER UNDERWRITERS INC
filed 1996-11-13
CIK 77098

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For the Quarterly Period Ended                      Commission File
September 30, 1996                                  No. 1-1569



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


   As of November 1, 1996, there were 47,000,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q
                             PART I
                      FINANCIAL INFORMATION

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                      (Dollars In Millions)


                                              September 30, December 31,
                                                      1996         1995
           Assets
Cash and short-term investments                   $  104.6     $  116.4
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
      (market - $304.9 and $342.7)                   307.1        332.8
    Available for sale - at market
      (amortized cost - $1,477.2 and $1,468.5)     1,474.9      1,536.9
  Other stocks - principally at market
    (cost - $3.7 and $4.2)                             3.2          3.7
  Investment in investee                              42.1         41.0
  Loans receivable                                    30.8         39.8
  Real estate and other investments                    8.6         20.4
      Total investments                            1,866.7      1,974.6

Accrued investment income                             32.2         33.8
Agents' balances and premiums receivable             288.0        326.9
Amounts due from affiliates, net                     587.1        554.4
Recoverables from reinsurers and prepaid
  reinsurance premiums                                77.9         65.3
Other receivables                                     37.4         38.0
Deferred acquisition costs                            79.8         89.6
Cost in excess of net assets acquired                381.1        389.9
Deferred tax asset                                   151.3        200.4
Other assets                                         160.0        165.9

                                                  $3,766.1     $3,955.2

       Liabilities and Shareholder's Equity
Unpaid losses and loss adjustment expenses        $1,097.9     $1,194.9
Unearned premiums                                    392.8        437.0
Policyholder dividends                                26.0         52.5
Long-term debt:
  Parent Company                                     256.0        320.6
  Subsidiaries                                         8.5          9.1
Accounts payable and other liabilities               357.6        389.2
      Total liabilities                            2,138.8      2,403.3

Shareholder's equity:
  Common Stock, $1 par value - outstanding
    47,000,000 shares                                 47.0         47.0
  Capital surplus                                    579.1        579.1
  Retained earnings                                1,003.9        881.8
  Net unrealized gain (loss) on marketable
    securities, net of deferred income taxes          (2.7)        44.0
      Total shareholder's equity                   1,627.3      1,551.9

                                                  $3,766.1     $3,955.2

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
                          (In Millions)


                                        Three months ended    Nine months ended
                                            September 30,        September 30,
                                            1996      1995       1996      1995
Income:
  Property and casualty insurance
    premiums                              $320.7    $372.1   $  998.2  $1,131.5
  Net investment income                     55.1      51.8      164.6     153.5
  Realized gains on sales of securities      (.1)      7.1        6.6       8.5
  Equity in net earnings (losses)
    of investee                             (1.4)     (0.9)       1.6        .7
  Gain (loss) on sales of subsidiaries        -         -        53.1       (.2)
  Other income                               5.2       3.2       11.8       9.3
                                           379.5     433.3    1,235.9   1,303.3

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses 221.4 303.4 733.7 899.1 Commissions and other underwriting
      expenses                              74.1      84.9      235.3     252.3
    Policyholder dividends                  (4.3)     (3.5)      (3.9)      1.6
  Interest charges on borrowed money         9.2       9.8       29.6      36.1
  Other operating and general expenses      12.7       9.3       35.5      36.5
                                           313.1     403.9    1,030.2   1,225.6

Earnings before income taxes and
  extraordinary item                        66.4      29.4      205.7      77.7
Provision for income taxes                  24.0      11.2       79.0      29.6

Earnings before extraordinary item          42.4      18.2      126.7      48.1

Extraordinary item - loss on prepayment
  of debt                                     -       (0.6)      (4.6)     (4.7)

Net Earnings                              $ 42.4    $ 17.6   $  122.1  $   43.4

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Millions)

                                                           Nine months ended
                                                             September 30,
                                                            1996        1995
Operating Activities:
  Net earnings                                           $ 122.1     $  43.4
  Adjustments:
   Deferred Federal income tax                              75.4        25.7
   Extraordinary loss on prepayment of debt                  4.6         4.7
   Depreciation and amortization                            22.0        19.9
   Equity in net earnings of investee                       (1.6)        (.7)
   Realized gains on investing activities                  (61.6)       (7.8)
   Decrease (increase) in receivables                       27.5       (15.1)
   Decrease (increase) in other assets                       3.4        (4.0)
   Increase (decrease) in unpaid losses and loss
     adjustment expenses                                   (97.0)       47.2
   Decrease in policyholder dividends                      (26.5)      (36.8)
   Increase (decrease) in unearned premiums                (44.2)       27.7
   Decrease in other liabilities                           (21.2)      (15.5)
   Dividends from investee                                    .5          .3
   Other, net                                                 -          4.1
                                                             3.4        93.1
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                            (210.8)     (371.5)
    Equity securities                                        (.2)       (2.0)
   Affiliates and subsidiaries                                -        (57.1)
   Property and equipment                                   (5.8)      (10.8)
  Maturities and redemptions of fixed maturity
    investments                                             74.7        58.4
  Sales of:
    Fixed maturity investments                             165.5       832.2
    Equity securities                                        1.0         2.3
    Affiliates and subsidiaries                             66.2        20.7
    Real estate, property and equipment                      3.4          .1
  Cash of subsidiaries sold                                 (4.6)         -
  Decrease in other investments                               .1         1.9
                                                            89.5       474.2
Financing Activities:
  Reductions of long-term debt                            (146.0)     (144.1)
  Additional long-term borrowings                           74.0          -
  Purchases of Common Stock                                   -        (87.6)
  Cash dividends paid                                         -        (21.7)
  Net advances to affiliates                               (32.7)     (521.2)
  Other, net                                                  -           .6
                                                          (104.7)     (774.0)

Net Decrease in Cash and Short-term Investments            (11.8)     (206.7)

Cash and short-term investments at beginning of period     116.4       287.5

Cash and short-term investments at end of period         $ 104.6      $ 80.8

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

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

   APU's investment in investee corporation reflects APU's 6% ownership (3.2 million shares) of the common stock of Chiquita Brands International, Inc. ("Chiquita") which is accounted for under the equity method. AFG and its other subsidiaries own an additional 37% of the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products. The market value of APU's investment in Chiquita was approximately $39.7 million at September 30, 1996.

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


D. Long-term Debt

   Long-term debt of APU consisted of the following (in millions):


                                              September 30,   December 31,
                                                      1996           1995
     Parent Company:
       Subordinated notes, 10-7/8%, due 2011        $ 27.8         $ 50.5
       Subordinated notes, 10-5/8%, due 2000          95.4          113.0
       Subordinated notes,  9-3/4%, due 1999         132.8          157.1
                                                     256.0          320.6
     Subsidiaries:
       Other                                           8.5            9.1

         Total                                      $264.5         $329.7

   During the first nine months of 1996, APU repurchased $64.6 million of its subordinated notes for approximately $71.4 million which resulted in an extraordinary loss of $4.6 million.

   In December 1995, Pennsylvania Company ("Pennco"), a wholly-owned subsidiary of APU, entered into a new collateralized five-year reducing revolving credit agreement with several banks, under which it can borrow up to $75 million. There were no borrowings outstanding under this agreement at September 30, 1996 or December 31, 1995.

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

E. Common Stock

   Since the Mergers, AFG has owned all outstanding shares of APU's
   Common Stock.

F. Cash Flows - Fixed Maturity Investments

   "Investing activities" related to fixed maturity investments in APU's Statement of Cash Flows consisted of the following
   (in millions):

                                     Held to   Available
                                    Maturity    for Sale    Total
      1996
      Purchases                       $ 11.6      $199.2   $210.8
      Maturities and redemptions        39.1        35.6     74.7
      Sales                               -        165.5    165.5

      1995
      Purchases                       $129.5      $242.0   $371.5
      Maturities and redemptions        33.7        24.7     58.4
      Sales                               -        832.2    832.2

G. Contingencies

   There have been no significant changes to the matters discussed in Note K - "Contingencies" in APU's Annual Report on Form 10-K for 1995 and in Part II, Item 1 - "Legal Proceedings" in APU's Quarterly Report on Form 10-Q for June 30, 1996.

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


LIQUIDITY AND CAPITAL RESOURCES

Ratios The ratio of holding company (APU and Pennco) long-term debt to total capital was 14% at September 30, 1996 compared to 17% at December 31, 1995. APU's ratio of earnings to fixed charges on a total enterprise basis was 5.60 (excluding the gain on sale of subsidiary) for the first nine months of 1996 compared to 3.35 for the entire year of 1995.

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

In recent months, three nationally recognized rating agencies issued or upgraded ratings on APU subordinated debentures. The debentures are rated investment grade by two of the agencies. Generally, the upgrades reflect the expectation that APU's consolidated debt to total capital will remain conservative and that coverage ratios will benefit from higher subsidiary earnings and a lower level of fixed charges.

During 1995, APU entered into separate revolving credit agreements with AFG and AFC. Under such agreements, amounts receivable from AFC at September 30, 1996 totaled $675 million (plus $19.8 million of accrued interest), and amounts payable to AFG totaled $136 million (plus $2.3 million of accrued interest).

During the first quarter of 1996, APU and Pennco entered into separate revolving credit agreements with two AFC subsidiaries under which aggregate loans are available to those subsidiaries of up to $170 million. Loans made under the credit lines bear interest at floating rates based on prime or LIBOR. At September 30, 1996, aggregate amounts outstanding under the credit lines totaled $30 million (plus $.6 million of accrued interest).

APU's federal income tax loss carryforward is available to offset taxable income and, as a result, APU's requirement to pay federal income tax for 1996 is substantially eliminated.

Investments Approximately 94% of the bonds and redeemable preferred stocks held by APU were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at September 30, 1996. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations - Continued


RESULTS OF OPERATIONS

General Pretax earnings for the third quarter of 1996 increased $37.0 million from the third quarter of 1995, due primarily to a $42.2 million improvement in underwriting results, a $2.8 million increase in investment income and a $.6 million decrease in interest expense, partially offset by a $7.2 million decrease in net gains realized on sales of securities.

Pretax earnings for the nine months ended September 30, 1996 were $205.7 million, an increase of $128.0 million over the comparable 1995 period. Results for 1996 include a $53 million gain from the sale of Buckeye Management Company. Excluding the Buckeye gain and net gains and losses realized on sales of securities, pretax earnings increased $76.8 million due primarily to a $54.6 million improvement in underwriting results, a $12.0 million increase in investment income (including equity in net earnings of investee) and a $6.5 million decrease in interest expense.

Property and Casualty Insurance APU manages and operates its property and casualty business as two major sectors. The nonstandard automobile insurance companies ("NSA Group") insure risks not typically accepted for standard automobile coverage because of the applicant's driving record, type of vehicle, age or other criteria. Republic Indemnity is engaged in the sale of workers' compensation insurance in California and, to a lesser extent, in Arizona. Workers' compensation policies provide coverage for statutorily prescribed benefits that employers are required to pay employees who are injured in the course of employment and for an employer's liability for losses suffered by its employees which are not included within the statutorily prescribed workers' compensation coverage.

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

Results for APU's property and casualty insurance subsidiaries are as follows (dollars in millions):

                                  Three months ended     Nine months ended
                                     September 30,         September 30,
                                    1996        1995      1996        1995
  Net Written Premiums (GAAP)
  NSA Group                       $248.0      $299.7    $783.5      $930.8
  Republic Indemnity                54.6        65.8     169.3       229.3
  Other Lines                         -           -         -          1.6

                                  $302.6      $365.5    $952.8    $1,161.7


  Aggregate Combined Ratio (GAAP)   90.8%      103.4%     96.7%      101.9%

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations - Continued


 NSA Group For the third quarter and first nine months of 1996, net written premiums of the NSA Group decreased 17% and 16%, respectively, from the comparable 1995 periods due primarily to significant rate increases implemented in 1995 and early 1996. These rate increases contributed to an improvement in the 1996 combined ratios over the comparable 1995 periods. In addition, the 1995 combined ratios were impacted by weather-related losses, principally from hailstorms in Texas in late April and early May.

Republic Indemnity Net written premiums for Republic Indemnity decreased 17% and 26% for the third quarter and first nine months of 1996, respectively, from the comparable 1995 periods due to the continuing impact of the extremely competitive pricing environment in the California workers' compensation market resulting from the open rating system which began on January 1, 1995. Underwriting results for 1996 include significant reductions in loss, loss adjustment expense and policyholder dividend reserves prompted by fundamental changes in the marketplace and actuarial evaluations. Excluding the effect of reserve reductions, underwriting results were comparable to the prior year.

Investment Income Average investments declined 15% for the first nine months of 1996 compared with the same period in 1995, reflecting the use of previously invested funds for advances to affiliates and repurchases of debt. Investment income, however, increased $11.1 million (7%) due to the higher rate of return earned on funds advanced to affiliates compared to the short-term investments in which they had been invested prior to the Mergers. Investment income includes $61.8 million and $28.6 million earned in 1996 and 1995, respectively, on amounts due from affiliates.

Investee Corporations Equity in net earnings of investee corporations (companies in which AFG owns a significant portion of the voting stock) represents APU's proportionate share of the earnings of Chiquita Brands. APU purchased 3.2 million shares of Chiquita common stock from AFC during the second quarter of 1995.

Interest on Borrowed Money Excluding interest expense of $7.3 million in 1996 on amounts due to AFG, interest expense for the nine month period decreased by $13.8 million (38%) from the comparable 1995 period. The decrease reflects a reduction in long-term debt resulting from the repurchase of subordinated notes during the second half of 1995 and first nine months of 1996.

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



November 12, 1996             BY: Fred J. Runk

                                  Fred J. Runk
                                  Senior Vice President and Treasurer