Form 10-K405
period 1996-12-31
AMERICAN PREMIER UNDERWRITERS INC
filed 1997-03-28
CIK 77098

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For the Fiscal Year Ended                           Commission File
December 31, 1996                                   No. 1-1569


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

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 1, 1997, there were 47,000,000 shares of the Registrant's Common Stock outstanding, 38,000,000 of which were owned by American Financial Corporation and 9,000,000 of which were owned by American Financial Group, Inc.
                      _____________________

           Documents Incorporated by Reference:  None

               AMERICAN PREMIER UNDERWRITERS, INC.

                     INDEX TO ANNUAL REPORT

                          ON FORM 10-K


Part I                                                             Page
 Item  1.  Business:
             Introduction                                            1
             Insurance Operations                                    2
             Investment Portfolio                                   12
             Non-Insurance Assets                                   13
             Employees                                              13

 Item  2.  Properties                                               14
 Item  3.  Legal Proceedings                                        14
 Item  4.  Submission of Matters to a Vote of Security  Holders      *

Part II
 Item  5.  Market for Registrant's Common Equity and Related
             Stockholder Matters                                    16
 Item  6.  Selected Financial Data                                  16
 Item  7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    17
 Item  8.  Financial Statements and Supplementary Data              23
 Item  9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                    23

Part III
 Item 10.  Directors and Executive Officers of the Registrant       24
 Item 11.  Executive Compensation                                   24
 Item 12.  Security Ownership of Certain Beneficial Owners
             and Management                                         24
 Item 13.  Certain Relationships and Related Transactions           24

Part IV
 Item 14.  Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                           S-1



*  The response to this Item is "none".

                             PART I

                             ITEM 1

                            Business

Introduction

     American Premier Underwriters, Inc. ("APU") was incorporated as a Pennsylvania corporation in 1846. APU changed its name in 1994 from The Penn Central Corporation to American Premier Underwriters, Inc. in order to better reflect its identity as a property and casualty insurance specialist. Its address is One East Fourth Street, Cincinnati, Ohio 45202; its telephone number is (513) 579-6600.

     APU's principal operations are conducted by a group of nonstandard private passenger automobile insurance companies (the "NSA Group") and by Republic Indemnity Company of America ("Republic Indemnity"), a California workers' compensation insurance company.

     In April 1995, APU became a wholly-owned subsidiary of American Premier Group, Inc., a new corporation formed by APU for the purpose of acquiring all of the common stock of APU and American Financial Corporation (the "Mergers"). In June 1995, American Premier Group changed its name to American Financial Group, Inc. ("AFG"). Under terms of the Mergers, each share of APU Common Stock then outstanding was converted into one share of AFG common stock and all shares of American Financial Corporation ("AFC") common stock were exchanged for 28.3 million shares of AFG common stock. As a result of the Mergers, all of the common stock of APU and AFC was owned by AFG and AFG became APU's successor as the issuer of publicly held common stock.

     At the close of business on December 31, 1996, AFG contributed to AFC 81% of the Common Stock of APU.

     Largely due to its divestitures of non-insurance assets over recent years, APU had substantial amounts of cash, short-term investments and marketable securities (other than those held by its insurance operations) at the date of the Mergers. One of the strategic objectives of the Mergers was to provide an opportunity to redeploy most of these Parent Company assets to produce a higher rate of return than had been available on the instruments in which they had been invested. This objective was achieved through the utilization of such assets for the early retirement of relatively expensive debt. From the date of the Mergers to the end of 1996, approximately $340 million of APU debt was retired and interest-bearing loans of $675 million were made to AFC which used the proceeds primarily to reduce its debt.

     Set forth below is a narrative description of the business operations of APU's Insurance segment, which is the only reportable industry segment for which financial information is presented in the financial statements in
Item 8 of this Report. In addition, information is presented with respect to APU's "Non-Insurance Assets".

Insurance Operations

     APU's principal operations are conducted through specialty property and casualty insurance subsidiaries that underwrite and market nonstandard automobile and workers' compensation insurance. Each subsidiary is comprised of multiple business units which operate autonomously but with strong central financial controls and full accountability. Decentralized control allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment, actuarial, financial and legal support functions.

     Unless otherwise noted, all information presented in this report with respect to APU's insurance operations is reported based on generally accepted accounting principles ("GAAP").

     The following table shows the size (in millions) and A.M.
Best rating of APU's major insurance subsidiaries.

                                                1996
                                             Net Written   A.M. Best
                                              Premiums       Rating

     Republic Indemnity Company of America     $  222          A
     Atlanta Casualty Company                     391          A
     Windsor Insurance Company                    323          A
     Infinity Insurance Company                   232          A
     Leader National Insurance Company             63          A-
     Other                                         20
                                               $1,251

     The primary objective of APU's insurance operations is to achieve underwriting profitability. Underwriting profitability is measured by the combined ratio which is a sum of the ratios of underwriting losses, loss adjustment expenses ("LAE"), underwriting expenses and policyholder dividends to premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

     Management's focus on underwriting profitability has resulted in a statutory combined ratio averaging 97.8% for the period 1992 to 1996. Management's philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

     For 1996, net written premiums were nearly $1.3 billion compared to $1.5 billion in 1995. The decrease reflects the effect of significant rate increases initiated by the nonstandard auto group and the continuing competitive pricing environment in the California workers' compensation market.

     The following table shows (in millions) certain information of APU's insurance operations. While financial data is reported on a statutory basis for insurance regulatory purposes, it is reported in accordance with GAAP for shareholder and other investment purposes. In general, statutory accounting results in lower capital surplus and net earnings than result from application of GAAP. Major differences include charging policy acquisition costs to expense as incurred rather than spreading the costs over the periods covered by the policies; recording bonds and redeemable preferred stocks primarily at amortized cost; netting of reinsurance recoverables and prepaid reinsurance premiums against the corresponding liability; requiring additional loss reserves; and charging to surplus certain assets, such as furniture and fixtures and agents' balances over 90 days old.

                                     1996      1995      1994
     Statutory Basis
     Premiums Earned               $1,286    $1,473    $1,540
     Admitted Assets                2,107     2,313     2,266
     Unearned Premiums                367       423       426
     Loss and LAE Reserves            955     1,116     1,068
     Capital and Surplus              678       630       644

     GAAP Basis
     Premiums Earned               $1,307    $1,495    $1,558
     Total Assets                   2,689     2,983     2,877
     Unearned Premiums                380       437       440
     Loss and LAE Reserves          1,049     1,195     1,131
     Shareholder's Equity           1,108     1,163     1,067

     The following table shows the performance of APU's insurance operations in various categories (dollars in millions):

                                      1996       1995        1994

Net written premiums              $1,251.0   $1,492.3    $1,635.5

Net earned premiums               $1,306.6   $1,495.4    $1,557.9
Loss and LAE                         951.1    1,198.5     1,090.7
Underwriting expenses                307.2      331.1       344.8
Policyholder dividends (a)            (2.8)      (5.0)       75.7
Underwriting profit (loss)        $   51.1   $  (29.2)   $   46.7

GAAP ratios:
 Loss and LAE ratio                   72.8%      80.2%       70.0%
 Underwriting expense ratio           23.5       22.1        22.1
 Policyholder dividend ratio (a)       (.2)       (.3)        4.9
 Combined ratio                       96.1%     102.0%       97.0%

Statutory ratios:
 Loss and LAE ratio                   72.3%      80.1%       70.0%
 Underwriting expense ratio           22.6       21.7        22.1
 Policyholder dividend ratio (a)        .2        3.0         6.4
 Combined ratio (b)                   95.1%     104.8%       98.5%


(a) Reflects a change in the nature of the California workers' compensation business. See "Management's Discussion and Analysis--Results of Operations--Republic Indemnity."

(b) Comparable statutory combined ratios for the private passenger automobile and workers' compensation insurance industries are shown in tables on the following pages.

Nonstandard Automobile Insurance

     General. The NSA Group underwrites private passenger automobile liability and physical damage insurance policies for "nonstandard" risks. The NSA Group has four principal operating units comprised of Atlanta Casualty Company, Windsor Insurance Company, Infinity Insurance Company and Leader National Insurance Company and their respective subsidiaries ("Atlanta Casualty", "Windsor", "Infinity" and "Leader National", respectively) and includes a total of thirteen domestic insurance companies.

     Nonstandard insureds are those individuals who are unable to obtain insurance through standard market carriers due to factors such as age, record of prior accidents, driving violations, particular occupation or type of vehicle. Premium rates for nonstandard risks are generally higher than for standard risks. Total private passenger automobile insurance premiums written by insurance carriers in the United States in 1996 have been estimated by A.M. Best to be approximately $110 billion. Because it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when standard coverage becomes more restrictive. When this occurs, the criteria which differentiate standard from nonstandard insurance risks change. The size of the voluntary nonstandard market is also affected by the rate levels adopted by state administered involuntary plans. According to A.M. Best, the voluntary nonstandard market has accounted for about 15% of total private passenger automobile insurance premiums written in recent years.

     The NSA Group's implementation of significant rate increases during the last couple of years and competitive pressures in the nonstandard automobile insurance industry served to curtail the trend of annual premium growth it had experienced previously. These rate increases contributed to an improvement, however, in underwriting profitability for 1996.

     The NSA Group writes business in 42 states and holds licenses to write policies in 48 states and the District of Columbia. The U.S. geographic distribution of the NSA Group's statutory written premiums in 1996 compared to 1992 is presented below. All business written in Texas and included in the table was assumed from an affiliate.

                  1996    1992                      1996     1992
   Florida        11.3%   22.1%      Missouri        3.3%     2.5%
   Texas          10.4     1.4       Arizona         2.8      6.8
   Georgia         9.8    15.8       Washington      2.7       *
   California      8.7      -        New York        2.6       *
   Connecticut     6.4     4.1       Alabama         2.3      4.8
   Pennsylvania    4.0      -        Colorado        2.0       -
   Indiana         3.6     3.9       Utah            2.0      3.2
   Tennessee       3.5     5.4       Virginia        2.0      3.9
   Mississippi     3.4     3.8       Other          15.8     19.0
   Oklahoma        3.4     3.3                     100.0%   100.0%

   _______________
   * Less than 2%

     In addition, the NSA Group writes approximately 4% of its net premiums annually in the United Kingdom.

     Management believes that the NSA Group's underwriting success has been due, in part, to the refinement of various risk profiles, thereby dividing the consumer market into more defined segments which can be underwritten or priced properly. The NSA Group also generally writes policies of short duration which allow more frequent rating evaluations of individual risks, providing management greater flexibility in the ongoing assessment of the business. In addition, the NSA Group has implemented cost control measures both in the underwriting and claims handling areas.

     The following table shows the performance of the NSA Group in various categories (dollars in millions):

                                             1996        1995        1994

Net written premiums                     $1,028.9    $1,203.2    $1,154.1

Net earned premiums                      $1,085.3    $1,191.4    $1,071.9
Loss and LAE                                830.4       997.0       813.7
Underwriting expenses                       254.9       262.1       256.3
Underwriting profit (loss)               $    -      $  (67.7)   $    1.9

GAAP ratios:
 Loss and LAE ratio                          76.5%       83.7%       75.9%
 Underwriting expense ratio                  23.5        22.0        23.9
 Combined ratio                             100.0%      105.7%       99.8%

Statutory ratios: (a)
 Loss and LAE ratio                          75.9%       83.7%       76.0%
 Underwriting expense ratio                  22.5        21.4        23.7
 Combined ratio                              98.4%      105.1%       99.7%

Industry statutory combined ratio (b)       101.0%      101.3%      101.3%

(a) Excludes non-U.S. operations, for which statutory accounting is not comparable.

(b) Represents the private passenger automobile industry statutory combined ratio derived from "Best's Review - Property/Casualty" (January 1997 Edition). Although APU believes that there is no reliable regularly published combined ratio data for the nonstandard automobile insurance industry, APU believes that such a combined ratio would be lower than the private passenger automobile industry average shown above.

     Marketing. Each of the principal units in the NSA Group is responsible for its own marketing, sales, underwriting and claims processing. Sales efforts are directed primarily toward independent agents. These units each write policies through several thousand independent agents.

     The NSA Group had more than 800,000 policies in force at December 31, 1996, just under 90% of which had policy limits of $50,000 or less per occurrence. Most NSA Group policies are written for policy periods of six months or less, and some are as short as one month.

     Reinsurance. Due in part to the limited exposure on individual policies, the NSA Group is not materially involved in reinsuring risks with third party insurance companies.

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

      Regulation. APU's insurance subsidiaries are subject to regulation in the jurisdictions in which they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed and prior approval of the applicable insurance regulatory authorities generally is required for any such transaction which may be deemed to be extraordinary. In addition, while regulations differ from state to state, they typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on earnings or statutory surplus. Without such approval, the maximum amount of dividends that may be paid by the NSA Group to APU during 1997 is $51.2 million.

     Most states have created insurance guarantee associations to provide for the payment of claims for which insolvent insurers are liable but which cannot be paid out of such insolvent insurers' assets. Assessments for the NSA Group have not been material.

     In addition, many states have created "assigned risk" plans or similar arrangements to provide state mandated minimum levels of automobile liability coverage to drivers whose driving records or other relevant characteristics make it difficult for them to obtain insurance otherwise. Automobile insurers in those states are required to provide such coverage to a proportionate number of those drivers applying as assigned risks. Premium rates for assigned risk business are frequently inadequate in relation to the risks insured, resulting in underwriting losses. Assigned risks accounted for less than 1% of net written premiums of the NSA Group companies in 1996.

     In 1996, the NSA Group received approximately $88 million in direct written premiums from California. In 1988, California voters approved Proposition 103 which required insurance companies to roll back automobile insurance rates to 80% of year-earlier levels, maintain those rates for one year and obtain prior approval of rate increases thereafter. APU's acquisition of the NSA Group in 1990 was structured to protect APU against the consequences of any rate rollback applied to the acquired operations. As for the prior approval requirements, current legislation in California generally provides that applications for rate increases will be deemed approved after 180 days unless disapproved by the Department of Insurance. APU is unable to predict whether or at what level future rate increases, when applied for, may be approved. Over time, the failure to receive appropriate rate increases could result in reduced underwriting profitability in California for the NSA Group. In addition, APU could experience loss of premium volume in California as a result of actions it would take to maintain such profitability.

Workers' Compensation Insurance

     General. Republic Indemnity has been engaged in the sale of workers' compensation insurance in California for many years. More than 91% of its business in 1996 was written in California. In addition, it is licensed to write business in Arizona, which contributed approximately 7% of direct written premium in 1996, and 30 other states and the District of Columbia.

     Workers' compensation insurance policies provide coverage for workers' compensation and employer's liability. The workers' compensation portion of the coverage provides for prescribed benefits that employers are required to pay to employees who are injured in the course of employment including, among other things, temporary or permanent disability benefits, death benefits, medical and hospital expenses and expenses of vocational rehabilitation. The benefits payable and the duration of such benefits are set by statute, and vary with the nature and severity of the injury or disease and the wages, occupation and age of the employee. The employer's liability portion of the coverage provides protection to an employer for its liability for losses suffered by its employees which are not included within the statutorily prescribed workers' compensation coverage. Republic Indemnity generally issues policies for one-year periods.

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

     The following table shows the performance of Republic Indemnity in various categories (dollars in millions):
                                         1996       1995        1994

Net written premiums                   $222.1     $287.5      $479.5

Net earned premiums                    $221.4     $303.5      $483.8
Loss and LAE                            120.8      202.9       276.7
Underwriting expenses                    52.3       68.9        88.3
Policyholder dividends                   (2.8)      (5.0)       75.7
Underwriting profit                    $ 51.1     $ 36.7      $ 43.1

GAAP ratios:
 Loss and LAE ratio                      54.5%      66.8%       57.2%
 Underwriting expense ratio              23.6       22.7        18.3
 Policyholder dividend ratio             (1.3)      (1.6)       15.6
 Combined ratio                          76.8%      87.9%       91.1%

Statutory ratios:
 Loss and LAE ratio                      54.5%      66.8%       57.2%
 Underwriting expense ratio              23.4       23.1        18.3
 Policyholder dividend ratio              1.1       14.8        20.4
 Combined ratio                          79.0%     104.7%       95.9%

Industry statutory combined ratio (a)   103.5%      97.0%      101.4%

(a)Derived from "Best's Review - Property/Casualty" (January 1997 Edition).

     Marketing. Republic Indemnity writes insurance through approximately 600 independent property and casualty insurance agents. In 1996, the largest three of these produced approximately 9% of total premiums. Republic Indemnity has in excess of 11,000 policies in force, the largest of which represents approximately one-half of 1% of net premiums written.

     Reinsurance. In its normal course of business and in accordance with industry practice, Republic Indemnity reinsures a portion of its exposure with other insurance companies so as to limit its maximum loss arising out of any one occurrence. Reinsurance does not legally discharge the original insurer from primary liability. Republic Indemnity retains the first
$1.5 million of each loss; reinsurance provided by a group of more than 50 reinsurance companies covers substantial portions of excess losses, up to $150 million. Premiums for reinsurance ceded by Republic Indemnity in 1996 were approximately 1% of net written premiums for the period. Republic Indemnity generally does not assume reinsurance, except as an accommodation to policyholders who have a small percentage of their employees outside the state of California.

     Competition.   Republic Indemnity competes with both the California
State Compensation Insurance Fund (the "State Fund") and over 275 other companies writing workers' compensation insurance in California. In recent years, the State Fund has written approximately [15% to 20%] of the direct written premiums in the insured workers' compensation market in California. In addition, many employers are self-insured.

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

     Regulation. The maximum amount of shareholder dividends paid within any twelve-month period from a California property and casualty insurance company to its parent without regulatory approval cannot exceed the greater of 10% of the insurer's statutory policyholders' surplus as of the preceding December 31, or 100% of its net income for the year then ended. Without such approval, the maximum amount of such dividends that may be paid by Republic Indemnity during 1997 is $102.7 million.

     Due to the existence of the State Fund, California does not require participation in any involuntary pools or assigned risk plans for workers' compensation insurance. Although California has guarantee regulations to protect policyholders of insolvent insurance companies, no assessments were billed to Republic Indemnity under such regulations for policy year 1996. However, if current pricing practices were to persist in the marketplace, management would expect assessments in future policy years.

     Proposition 103, which is described more fully under "Nonstandard Automobile Insurance" above, does not apply to workers' compensation insurance.

Loss and Loss Adjustment Expense Reserves

     The consolidated financial statements include the estimated liability for unpaid losses and LAE of APU's insurance subsidiaries. This liability represents estimates of the ultimate net cost of all unpaid losses and LAE and is determined by using case-basis evaluations and actuarial projections. These estimates are subject to the effects of changes in claim amounts and frequency and are periodically reviewed and adjusted as additional information becomes known. In accordance with industry practices, such adjustments are reflected in current year operations.

     Future costs of claims are projected based on historical trends adjusted for changes in underwriting standards, policy provisions, the anticipated effect of inflation and general economic trends. These anticipated trends are monitored based on actual development and are reflected in estimates of ultimate claim costs.

     Generally, reserves for reinsurance and involuntary pools and associations are reflected in APU's results at the amounts reported by those entities.

     See Note L to the Financial Statements for an analysis of changes in APU's estimated liability for losses and LAE, net of reinsurance (and grossed up), over the past three years on a GAAP basis.

     The following table presents the development of the liability for losses and LAE, net of reinsurance, on a GAAP basis for 1989 (the year APU acquired its first insurance subsidiary) through 1996. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 1996. The remainder of the table presents development as percentages of the estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative redundancy which represents the aggregate percentage decrease in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserves liability.

                                    1989    1990    1991    1992

Liability for unpaid
  losses and LAE:
   As originally estimated.....     $369    $602    $664    $764
   As re-estimated at
    December 31, 1996..........     $313    $538    $601    $647
Liability re-estimated as of:
  One year later ............       97.0%   96.4%   97.0%   92.6%
  Two years later ...........       89.2%   92.8%   93.6%   88.4%
  Three years later .........       85.7%   90.8%   90.5%   84.9%
  Four years later ..........       85.6%   89.5%   90.4%   84.7%
  Five years later ..........       85.1%   89.3%   90.5%
  Six years later ...........       84.6%   89.3%
  Seven years later .........       84.7%

Cumulative Redundancy..........     15.3%   10.7%    9.5%   15.3%

Cumulative paid as of:
  One year later ............       30.9%   42.9%   44.2%   43.8%
  Two years later ...........       53.0%   64.3%   65.9%   61.7%
  Three years later .........       65.4%   75.6%   75.3%   70.1%
  Four years later ..........       72.5%   80.1%   80.1%   75.0%
  Five years later ..........       76.1%   82.3%   83.3%
  Six years later ...........       77.6%   84.0%
  Seven years later .........       79.0%


                                    1993    1994    1995    1996

Liability for unpaid
  losses and LAE:
   As originally estimated.....     $916  $1,080  $1,136    $986
   As re-estimated at
    December 31, 1996..........     $779  $  976  $1,066
Liability re-estimated as of:
  One year later ............       91.4%   95.5%   93.8%
  Two years later ...........       91.1%   90.4%
  Three years later .........       85.0%
  Four years later ..........
  Five years later ..........
  Six years later ...........
  Seven years later .........

Cumulative Redundancy..........     15.0%    9.6%    6.2%    N/A

Cumulative paid as of:
  One year later ............       41.9%   44.8%   47.4%
  Two years later ...........       62.3%   64.9%
  Three years later .........       71.2%
  Four years later ..........
  Five years later ..........
  Six years later ...........
  Seven years later .........

     The preceding table does not present accident or policy year development data. As indicated in the preceding table, APU has developed redundancies for all periods presented. These redundancies were offset, in part, by deficiencies related to workers' compensation in the 1990 and 1991 accident years. Furthermore, in evaluating the re-estimated liability and cumulative redundancy, it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, a redundancy related to losses settled in the latest year, but incurred before the earliest year, would be included in the re-estimated liability and cumulative redundancy percentage for each of the years shown. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies based on this table.

     The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles ("SAP") and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 1996, are as follows (in millions):

   Liability reported on a SAP basis          $  955

     Reinsurance recoverables                     63
     Reserves of foreign operations               31

   Liability reported on a GAAP basis         $1,049

Investment Portfolio

     General.   The following tables present the percentage
distribution and yields of APU's insurance operations' investment portfolio (excluding investment in equity securities of investee corporations) as reflected in its financial statements.

                                            1996    1995    1994    1993    1992
Cash and Short-term Investments              2.6%    3.8%    4.6%    4.9%    5.4%
Bonds and Redeemable Preferred Stocks:
 U.S. Government and Agencies                5.0     4.2     4.3     3.2     3.3
 State and Municipal                          .9      .5      .6      .9      .7
 Public Utilities                            7.6    12.5    11.8    13.2    15.2
 Mortgage-Backed Securities                 13.2     9.0     7.3     9.1    11.8
 Corporate and Other                        71.5    66.5    72.6    67.2    62.4
                                           100.8    96.5   101.2    98.5    98.8
 Net Unrealized Gains (Losses) on
   Bonds and Redeemable Preferred Stocks
   Available for Sale                        (.8)    3.5    (1.2)    1.5     1.2
                                           100.0%  100.0%  100.0%  100.0%  100.0%

Yield on Fixed Income Securities:
 Excluding realized gains and losses         7.6%    7.9%    7.7%    8.3%    9.2%
 Including realized gains and losses         9.5%    9.3%    7.7%    9.3%   11.1%

     Fixed Maturity Investments. Unlike many insurance groups which have portfolios that are invested heavily in tax-exempt bonds, APU's bond portfolio is invested primarily in taxable bonds. The NAIC assigns quality ratings which range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows APU's bonds and redeemable preferred stocks, by NAIC designation (and comparable Standard & Poor's Corporation rating) as of December 31, 1996 (dollars in millions):

     NAIC                                Amortized   Market Value
   Rating   Comparable S&P Rating             Cost   Amount      %

      1     AAA, AA, A                      $1,255   $1,247      72%
      2     BBB                                381      378      22
              Total investment grade         1,636    1,625      94
      3     BB                                  53       53       3
      4     B                                   51       51       3
      5     CCC, CC, C                           6        4       *
      6     D                                    -        -       -
              Total non-investment grade       110      108       6
              Total                         $1,746   $1,733     100%

     _______________
     (*) Less than 1%

     Risks inherent in connection with fixed income securities include loss upon default and market price volatility. Factors which can affect the market price of securities include: creditworthiness, changes in interest rates, the number of market makers and investors and defaults by major issuers of securities.

     APU's primary investment objective for bonds and redeemable preferred stocks is to earn interest and dividend income rather than to realize capital gains. APU invests in bonds and redeemable preferred stocks that have primarily short-term and intermediate-term maturities. This practice allows flexibility in reacting to fluctuations of interest rates.

Non-Insurance Assets

     Businesses Divested.   During the fourth quarter of 1996,
APU sold certain coal properties along with other real estate to AFC for $54 million.

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

     In February 1995, APU sold its Apparatus unit, which manufactured aerial lift trucks, for approximately $13 million.

     GCT and Related Development Rights. Subsidiaries of APU own Grand Central Terminal ("GCT") in New York City and rights (the "Development Rights") to develop or transfer approximately 1.7 million square feet of floor space in the GCT area. The Development Rights are derived from such subsidiaries' ownership of the land upon which GCT is constructed. Utilization or transfer of such rights requires the approval of certain New York City agencies. If required governmental approvals are obtained, the floor space may be developed on certain sites in the vicinity of GCT, in each case subject to the requirements of applicable law. APU leases GCT (but not the Development Rights) and its related Harlem and Hudson rail lines to the Metropolitan Transportation Authority of the State of New York (the "MTA") for a term expiring in 2274. Payments received on the lease amount to
$2.4 million annually. The MTA also has the option to purchase the leased property in 2019.

     Real Estate. Subsidiaries of APU own certain land and rights associated with the potential development of areas adjacent to, and above, the rail line at the Scarsdale, New York commuter railroad station. The Village of Scarsdale has designated a subsidiary of APU as preferred developer for the construction of a residential and retail use project adjacent to such station.

     APU also has a program for the sale of real estate assets that relate to its former rail operations and other surplus land and facilities.

     Oil and Gas Properties. APU has fractional interests in oil and gas properties located in the United States. These properties produced revenues of $1.1 million, $.8 million and $2.0 million in 1996, 1995 and 1994, respectively.

Employees

     APU and its consolidated subsidiaries employed approximately
3,500 persons at December 31, 1996.

                             ITEM 2

                           Properties

     APU's insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States.



                             ITEM 3

                        Legal Proceedings

     The following matters arose out of railroad operations disposed of by APU's predecessor, Penn Central Transportation Company ("PCTC"), prior to its bankruptcy reorganization in 1978 and, accordingly, any ultimate liability arising therefrom in excess of previously established loss accruals would be attributable to pre-reorganization events and circumstances. In accordance with APU's pre-reorganization accounting policy, any such excess will reduce APU's capital surplus and shareholders' equity, but will not be charged to income.

USX Litigation In May 1994, lawsuits were filed against APU by USX Corporation ("USX") and its former subsidiary, Bessemer and Lake Erie Railroad Company ("B&LE"), seeking contribution by APU, as the successor to the railroad business conducted by PCTC prior to 1976, for all or a portion of the approximately $600 million that USX paid in satisfaction of a judgment against B&LE for its participation in an unlawful antitrust conspiracy among certain railroads commencing in the 1950's and continuing through the 1970's. The lawsuits argue that USX's liability for that payment was attributable to PCTC's alleged activities in furtherance of the conspiracy. On October 13, 1994, the U.S. District Court for the Eastern District of Pennsylvania enjoined USX and B&LE from continuing their lawsuits against APU, ruling that their claims are barred by the 1978 Consummation Order issued by that Court in PCTC's bankruptcy reorganization proceedings. USX and B&LE appealed the District Court's ruling to the U.S. Court of Appeals for the Third Circuit. On December 13, 1995, the Court of Appeals reversed the U.S. District Court decision. In its opinion, the Court of Appeals only addressed APU's procedural argument that the claims of USX could not proceed because they are barred by the Consummation Order. The Third Circuit expressly recognized in its opinion that it was not deciding any of APU's defenses on the merits.

     In January 1996, APU filed a petition for rehearing en banc, requesting all of the judges of the Third Circuit to review the three-judge panel's decision. That petition was denied in February 1996. In May 1996, the U.S. Supreme Court declined to hear APU's petition with respect to the bankruptcy bar issue, thereby permitting USX's lawsuit to proceed. APU and its outside counsel believe that APU has substantial defenses to these lawsuits, besides the bankruptcy bar issue, and should not suffer a material loss as a result of this litigation.

Environmental Matters APU is a party or named as a potentially responsible party in a number of proceedings and claims by regulatory agencies and private parties under various environmental protection laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), seeking to impose responsibility on APU for hazardous waste remediation costs at certain railroad sites formerly owned by PCTC and at certain other sites where hazardous waste allegedly generated by PCTC's railroad operations is present. It is difficult to estimate APU's liability for remediation costs at these sites for a number of reasons, including the number and financial resources of other potentially responsible parties involved at a given site, the varying availability of evidence by which to allocate responsibility among such parties, the wide range of costs for possible remediation alternatives, changing technology and the period of time over which these matters develop. Nevertheless, APU believes that its previously established loss accruals for potential pre-reorganization environmental liabilities at such sites are adequate to cover the probable amount of such liabilities, based on APU's estimates of remediation costs and related expenses at such sites and its estimates of the portions of such costs that will be borne by other parties. Such estimates are based on information currently available to APU and are subject to future change as additional information becomes available. APU intends to seek reimbursement from certain insurers for portions of whatever remediation costs it incurs.

     In terms of potential liability to APU, the company believes that the most significant such site is the railyard at Paoli, Pennsylvania ("Paoli Yard") which PCTC transferred to Consolidated Rail Corporation ("Conrail") in 1976. A Record of Decision issued by the U.S. Environmental Protection Agency in 1992 presented a final selected remedial action for clean-up of polychlorinated biphenyls ("PCB's") at Paoli Yard having an estimated cost of approximately $28 million. APU has accrued its portion of such estimated clean-up costs in its financial statements (in addition to other expenses) but has not accrued the entire amount because it believes it is probable that other parties, including Conrail, will be responsible for substantial percentages of the clean-up costs by virtue of their operation of electrified railroad cars at Paoli Yard that discharged PCB's at higher levels than discharged by cars operated by PCTC.

    In management's opinion, the outcome of the foregoing environmental claims and contingencies will not, individually or in the aggregate, have a material adverse effect on the financial condition of APU. In making this assessment, management has taken into account previously established loss accruals in its financial statements and probable recoveries from third parties.

                             PART II

                             ITEM 5

  Market for Registrant's Common Equity and Related Stockholder
                             Matters

   Not applicable - All of Registrant's outstanding Common Stock is owned by American Financial Corporation and American Financial Group, Inc.

                             ITEM 6

                     Selected Financial Data

The following table sets forth certain data for the periods indicated (dollars in millions). Year-to-year comparisons are affected by business dispositions, restructuring provisions and other non-recurring items.

                                         1996    1995    1994    1993    1992
Earnings Statement Data (a):
Net Written Premiums                   $1,251  $1,492  $1,636  $1,379  $1,067

Total Revenues                          1,674   1,736   1,759   1,736   1,420

Earnings from Continuing Operations
  before Income Taxes                     332     113      41     190      84

Earnings (loss) from:
  Continuing Operations                   250      67       1     243      51
  Discontinued Operations                  -       -       (1)    (11)      1
  Extraordinary Items                     (12)     (5)     -       -       -
  Cumulative Effect of Accounting
    Change                                 -       -       -       -      253
  Net Earnings                            238      62      -      232     305

Balance Sheet Data:
Total Assets                           $3,269  $4,040  $4,197  $4,053  $3,493

Unpaid Losses and Loss Adjustment
  Expenses, Unearned Premiums and
  Policyholder Dividends                1,452   1,684   1,674   1,426   1,069

Long-term Debt:
  Parent Company                          161     321     500     516     650
  Subsidiaries                              8       9      10      10      10

Common Shareholders' Equity             1,045   1,552   1,549   1,722   1,503

(a) Amounts above include the following pretax items for the years indicated:
    1996 - Gains on sales of Buckeye, coal properties and other real estate
           ($102 million); Tax benefit attributable to an increase in APU's deferred tax asset ($38 million).
    1994 - Loss on sale of General Cable securities ($76 million).
    1993 - Tax benefit attributable to an increase in APU's net deferred tax asset ($132 million); Gain on sale of equity investments
           ($99 million); Provision for asset impairment ($20 million); Loss on sale of subsidiaries ($22 million).

                              ITEM 7

               Management's Discussion and Analysis
         of Financial Condition and Results of Operations

GENERAL

    Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of APU's financial condition and results of operations.
This discussion should be read in conjunction with the financial statements beginning on page F-1.

     In April 1995, APU became a wholly-owned subsidiary of American Premier Group, Inc., a new corporation formed by APU for the purpose of acquiring all of the common stock of APU and American Financial Corporation (the "Mergers"). In June 1995, American Premier Group changed its name to American Financial Group, Inc. ("AFG"). Under terms of the Mergers, each share of APU Common Stock then outstanding was converted into one share of AFG common stock and all shares of American Financial Corporation ("AFC") common stock were exchanged for 28.3 million shares of AFG common stock. As a result of the Mergers, all of the common stock of APU and AFC was owned by AFG and AFG became APU's successor as the issuer of publicly held common stock.

     APU's insurance operations consist primarily of a group of nonstandard private passenger automobile insurance companies (the "NSA Group") and a business which sells workers' compensation insurance principally in California ("Republic Indemnity").

     During 1995, in connection with its previously announced divestiture effort, APU completed the sale of its last industrial business. In addition, in March 1996 APU sold its investment in a subsidiary which holds a 2% general partnership interest in an independent pipeline common carrier of refined petroleum products. See Note C of Notes to Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

Ratios   From the date of the Mergers to the end of 1996, approximately
$340 million of APU debt was retired, resulting in a net reduction of aggregate debt by approximately 70%. These debt reductions will reduce APU's interest expense by over $35 million annually.

    The ratio of APU's (parent-only) long-term debt to total capital was 13%, 17% and 24% at December 31, 1996, 1995 and 1994, respectively. APU's ratio of earnings to fixed charges on a total enterprise basis was 8.92, 3.35 and 1.72 for the years ended December 31, 1996, 1995 and 1994, respectively.

    The National Association of Insurance Commissioners' model law for risk based capital ("RBC") determines the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 1996, the capital ratios of all APU's insurance companies substantially exceeded the RBC requirements.

Sources of Funds   APU is organized as a holding company with almost all of
its operations being conducted by subsidiaries. The parent corporation, however, has continuing cash needs for administrative expenses, the payment of principal and interest on borrowings and dividends on Common Stock. Thus, APU relies primarily on dividends and tax payments from its subsidiaries for funds to meet its obligations.

    Management believes APU has sufficient resources to meet its liquidity requirements through operations in the short- term and long-term future. If funds generated from operations, including dividends from subsidiaries, are insufficient to meet fixed charges in any period, APU would be required to generate cash through borrowings, sales of securities or other assets, or similar transactions.

    Prior to the Mergers, APU had substantial cash and short-term investments at the parent company level. Subsequent to the Mergers, APU repurchased approximately $340 million of its subordinated notes and made loans to AFC and two of its subsidiaries under separate credit agreements. In December 1996, APU paid a dividend to AFG in the form of a $675 million note receivable from AFC, which represented the entire balance then outstanding under its credit agreement with AFC, plus $18.7 million of related accrued interest.

    Subsequent to the Mergers, APU entered into a credit agreement with AFG under which APU and AFG will make loans of up to $200 million available to each other. Principal amounts payable to AFG under the credit agreement totaled $175.5 million and $84.0 million at December 31, 1996 and 1995, respectively.

    In September and October of 1996, three nationally recognized rating agencies issued or upgraded ratings on APU public debentures. All of the APU subordinated debentures are now rated investment grade by two of the agencies. Generally, the upgrades reflect the expectation that consolidated debt to total capital will remain conservative and that coverage ratios will benefit from higher subsidiary earnings.

    The maximum amount of dividends available to APU in 1997 from its insurance subsidiaries without seeking regulatory approval is approximately $154 million.

    Through 1995, APU has filed consolidated federal income tax returns and will do so again for 1996. APU's federal income tax loss carryforward has been available to offset taxable income and, as a result, APU's obligation to pay federal income tax for 1996 is substantially eliminated. As a result of the Mergers, AFG (parent) has been included in APU's consolidated return for 1995 and 1996. At the close of business on December 31, 1996, AFG contributed 81% of the common stock of APU to AFC. Accordingly, beginning with the 1997 federal tax return, APU and its 80%-owned U.S. subsidiaries will join AFC's consolidated federal tax return. Under tax allocation agreements, APU's insurance subsidiaries generally compute tax provisions as if filing separate returns with the resulting provision (or credit) currently payable to (or receivable from) APU.

    In December 1995, Pennsylvania Company ("Pennco"), a wholly-owned subsidiary of APU, entered into a collateralized five-year reducing revolving credit agreement with several banks, under which it can borrow up to $75 million. At December 31, 1996, Pennco had no outstanding borrowings under the agreement.

Uncertainties APU and its subsidiaries are parties in a number of proceedings relating to former operations. See Note K of Notes to Financial Statements. While the results of all such uncertainties cannot be predicted, based upon its knowledge of the facts, circumstances and applicable laws, management believes that sufficient reserves have been provided.

Investments Approximately half of APU's consolidated assets are invested in marketable securities. A diverse portfolio of bonds and redeemable preferred stocks accounts for approximately 94% of these securities. APU attempts to optimize investment income while building the value of its portfolio, placing emphasis upon long-term performance. APU's goal is to maximize return on an ongoing basis rather than focusing on short-term performance.

    Fixed income investment funds are generally invested in securities with short-term and intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At
December 31, 1996, the average life of APU's bonds and redeemable preferred stocks was approximately 6 years.

    Approximately 94% of the bonds and redeemable preferred stocks held by APU were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at December 31, 1996. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

    At December 31, 1996, APU's mortgage-backed securities ("MBSs"), represented approximately 14% of APU's bonds and mandatory redeemable preferred stocks. APU invests primarily in MBSs which have a reduced risk of prepayment. The portfolio does not include any interest only (I/Os), principal only (P/Os) or other "high risk" MBSs. In addition, the majority of MBSs held by APU were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will minimize the effect of prepayments on earnings over the anticipated life of the MBS portfolio. More than 95% of APU's MBSs are rated "AAA" with substantially all being of investment grade quality. The majority are collateralized by GNMA, FNMA and FHLMC single-family residential pass-through certificates. The market in which these securities trade is highly liquid. Aside from interest rate risk, APU does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 1996

    General Pretax earnings were $332 million in 1996 compared to $113 million in 1995 and $41 million in 1994.

    Results for 1996 include an $80 million improvement in underwriting results of APU's insurance operations, a $51 million gain on the sale of Buckeye, a $51 million gain on the sale of certain coal properties and other real estate to AFC, a $33 million increase in interest income from loans to AFC, an $11 million increase in realized gains on the sale of securities and a $6 million decrease in interest on borrowed money. These items were partially offset by a $22 million decrease in portfolio interest and dividend income.

    Results for 1995 include a $76 million decrease in underwriting results of APU's insurance operations and an $8 million decrease in portfolio interest and dividend income. These items were partially offset by $45 million of interest income from loans to AFC, $24 million in realized gains on the sales of securities and an $8 million decrease in interest on borrowed money.

    Results for 1994 include a $76 million loss on the sale of General Cable securities and a $4 million loss on the anticipated sale of one of APU's non-insurance businesses. These items were partially offset by a $26 million increase in investment income (excluding $25 million of interest income on the General Cable notes recorded in 1993) and a $10 million decrease in interest on borrowed money.

Property and Casualty Insurance - Underwriting APU manages and operates its property and casualty business as two major sectors. The NSA Group is a group of nonstandard automobile insurance companies which insure risks not typically accepted for standard automobile coverage because of the applicant's driving record, type of vehicle, age or other criteria. Republic Indemnity is engaged in the sale of workers' compensation insurance in California and, to a lesser extent, in Arizona. Workers' compensation policies provide coverage for prescribed benefits that employers are required to pay employees who are injured in the course of employment and for an employer's liability for losses suffered by its employees which are not included within the prescribed workers' compensation coverage.

    To understand the overall profitability of particular lines, timing of claims payments and the related impact of investment income must be considered. Certain "short-tail" lines of business (primarily property coverages) have quick loss payouts which reduce the time funds are held, thereby limiting investment income earned thereon. On the other hand, "long-tail" lines of business (primarily liability coverages and workers' compensation) have payouts that are either structured over many years or take many years to settle, thereby significantly increasing investment income earned on related premiums received.

    Underwriting profitability is measured by the combined ratio which is a sum of the ratios of underwriting losses loss adjustment expenses, underwriting expenses and policyholder dividends to premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

    Net written premiums and combined ratios for APU's insurance subsidiaries are as follows (dollars in millions):

                                        1996      1995      1994
      Net Written Premiums (GAAP)
       NSA Group                    $1,028.9  $1,203.2  $1,154.1
       Republic Indemnity              222.1     287.5     479.5
       Other Lines                       -         1.6       1.9
                                    $1,251.0  $1,492.3  $1,635.5

      Combined Ratios (GAAP)
       NSA Group                       100.0%    105.7%     99.8%
       Republic Indemnity               76.8%     87.9%     91.1%
       Aggregate                        96.1%    102.0%     97.0%

    NSA Group   The NSA Group has implemented premium rate
increases in various states over the last three years. The higher rate levels along with competitive pressures in the nonstandard automobile insurance industry resulted in a 14% decline in net written premiums in 1996 and adversely impacted premium growth during 1995. These rate increases contributed to an improvement, however, in the combined ratio for 1996. The increase in the combined ratio for 1995 was due primarily to inadequate rate levels in certain markets and weather-related losses (principally from hailstorms in Texas) which more than offset a reduction in underwriting expenses due largely to cost control measures.

    Republic Indemnity   The decline in California workers'
compensation premiums reflects the continuing impact of mandatory premium rate reductions phased in over the course of policy terms during 1994 and 1995, and the extremely competitive pricing environment in the California workers' compensation market resulting from the open rating system which began on January 1, 1995. Despite lower premium volume, the combined ratio improved in 1996 as compared to 1995 due primarily to significant reductions in loss, loss adjustment expense and policyholder dividend reserves prompted by fundamental changes in the California workers' compensation market and actuarial evaluations.

Investment Income Changes in investment income reflect fluctuations in market rates and changes in average invested assets.

    1996 compared to 1995 Excluding interest income of $81 million and $45 million earned in 1996 and 1995, respectively, on amounts due from affiliates, investment income decreased $22 million (14%) due to a decrease in average investments held.

    1995 compared to 1994 Excluding interest income of $45 million earned in 1995 on amounts due from affiliates, investment income decreased $8 million (5%) due to a decrease in average investments held.

Investee Corporations Equity in net earnings (losses) of investee corporations (companies in which APU owns a significant portion of the voting stock) in 1996 and 1995 represents APU's proportionate share of the losses of Chiquita Brands International, Inc. APU purchased 3.2 million shares of Chiquita common stock from AFC during the second quarter of 1995.

Other Income Other income includes revenues from coal, oil and gas properties and gains and losses from sales of real estate and other assets.

Sales of Other Products and Services Sales of other products and services represents APU's revenues from its non-insurance businesses, substantially all of which have been sold.

Interest on Borrowed Money Changes in interest expense result from fluctuations in money rates as well as changes in borrowings. APU has generally financed its borrowings on a long-term basis which has resulted in higher current costs.

    1996 compared to 1995 Excluding interest expense of $10 million in 1996 on amounts due to affiliates, interest expense decreased $16 million (35%) due primarily to APU's repurchase throughout 1996 of $65 million principal amount of its Subordinated notes, excluding repurchases made in December 1996 pursuant to a tender offer.

    1995 compared to 1994 Interest expense decreased by $8.3 million (16%) due primarily to APU's repurchase throughout
1995 of $180 million principal amount of its Subordinated notes.

Other Operating and General Expenses Operating and general expenses included $39.3 million in 1994, from divested, non-insurance subsidiaries.

Income Taxes See Note J of Notes to Financial Statements for an analysis of APU's deferred tax asset and other items affecting APU's effective tax rate.

    The 1994 provision for income tax reflects less than full realization of the tax benefit attributable to the net realized capital loss recorded in that period.

                             ITEM 8

           Financial Statements and Supplementary Data



                                                                Page
                                                              Number

Report of Independent Auditors (1996 and 1995)                   F-1

Report of Prior Year's Independent Auditors (1994)               F-2

Consolidated Balance Sheet:
       December 31, 1996 and 1995                                F-3

Consolidated Statement of Earnings:
       Years ended December 31, 1996, 1995 and 1994              F-4

Consolidated Statement of Cash Flows:
       Years ended December 31, 1996, 1995 and 1994              F-5

Notes to Consolidated Financial Statements                       F-6




"Selected Quarterly Financial Data" has been included in Note O to the Consolidated Financial Statements.





                             ITEM 9

   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


     APU filed a report on Form 8-K on August 29, 1995, reporting a change in its independent auditors. The report is incorporated herein by reference.

                            PART III


   The information required by the following Items will be provided within 120 days after the end of Registrant's fiscal year.


   ITEM 10 Directors and Executive Officers of the Registrant



   ITEM 11 Executive Compensation



   ITEM 12 Security Ownership of Certain Beneficial Owners and Management



   ITEM 13 Certain Relationships and Related Transactions

         REPORT OF INDEPENDENT AUDITORS (1996 and 1995)


Board of Directors
American Premier Underwriters, Inc.

     We have audited the accompanying consolidated balance sheets of American Premier Underwriters, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Premier Underwriters, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                    ERNST & YOUNG LLP


Cincinnati, Ohio
March 25, 1997

        REPORT OF PRIOR YEAR'S INDEPENDENT AUDITORS (1994)



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

In our opinion, such financial statements present fairly, in all material respects, the financial position of American Premier Underwriters, Inc. and Consolidated Subsidiaries at December 31, 1994 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information shown therein.




DELOITTE & TOUCHE LLP



Cincinnati, Ohio
February 15, 1995
(March 23, 1995 with respect to the
acquisition of American Financial
Corporation as discussed in Note B to
the financial statements)

       AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                      (Dollars In Millions)

                                                       December 31,
                                                      1996      1995
Assets:
Cash and short-term investments                   $   68.5  $  116.4
Investments:
 Bonds and redeemable preferred stocks:
   Held to maturity - at amortized cost
     (market - $292.0 and $342.7)                    291.3     332.8
   Available for sale - at market
     (amortized cost - $1,454.6 and $1,468.5)      1,441.0   1,536.9
 Other stocks - principally at market
   (cost $77.0 and $4.2)                              76.3       3.7
 Investment in investee                               36.6      41.0
 Loans receivable                                     30.8      39.8
 Real estate and other investments                     2.1      20.4
    Total investments                              1,878.1   1,974.6

Accrued investment income                             29.0      33.8
Agents' balances and premiums receivable             269.1     326.9
Amounts due from affiliates                          151.8     639.5
Recoverables from reinsurers and prepaid
  reinsurance premiums                                67.6      65.3
Other receivables                                     45.5      38.0
Deferred policy acquisition costs                     76.3      89.6
Cost in excess of net assets acquired                378.2     389.9
Deferred tax asset                                   154.7     200.4
Other assets                                         150.4     165.9

                                                  $3,269.2  $4,040.3

Liabilities and Capital:
Unpaid losses and loss adjustment expenses        $1,048.8  $1,194.9
Unearned premiums                                    379.8     437.0
Policyholder dividends                                23.8      52.5
Long-term debt:
  Parent Company                                     160.5     320.6
  Subsidiaries                                         8.3       9.1
Amounts due to affiliates                            178.0      85.1
Accounts payable and other liabilities               425.5     389.2
    Total liabilities                              2,224.7   2,488.4

Common Stock, $1 par value -
  47,000,000 shares outstanding                       47.0      47.0
Capital surplus                                      580.4     579.1
Retained earnings                                    426.3     881.8
Net unrealized  gains (losses) on
  marketable securities                               (9.2)     44.0
    Total common shareholders' equity              1,044.5   1,551.9

                                                  $3,269.2  $4,040.3


         See notes to consolidated financial statements.

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
                          (In Millions)

                                                  Year ended December 31,
                                                 1996       1995       1994

Income:
  Property  and  casualty insurance
    premiums earned                          $1,306.6   $1,495.4   $1,557.9
 Net investment income                          219.3      205.4      168.3
 Realized gains on sales of securities           35.0       23.8         .1
 Equity in net earnings (losses) of investee     (3.7)      (2.2)        -
 Sales of other products and services              -          -        94.8
 Gains (losses) on sales of subsidiaries         50.9        (.3)      (4.0)
 Loss on sale of General Cable securities          -          -       (75.8)
 Other income                                    65.6       13.4       17.6
                                              1,673.7    1,735.5    1,758.9

Costs and Expenses:
 Property and casualty insurance operations:
   Losses                                       836.1    1,038.9      939.3
   Loss adjustment expenses                     115.1      159.5      151.4
    Commissions  and other underwriting
      expenses                                  307.2      331.1      344.8
   Policyholder dividends                        (2.8)      (5.0)      75.7
 Cost of sales                                     -          -        60.0
 Interest charges on borrowed money              38.8       44.9       53.2
 Other operating and general expenses            47.0       53.1       93.3
                                              1,341.4    1,622.5    1,717.7

Earnings before income taxes                    332.3      113.0       41.2
Provision for income taxes                       82.6       45.9       40.4

Net earnings from continuing operations         249.7       67.1         .8

Loss on disposal of discontinued operations        -          -         (.5)
Extraordinary loss, net of tax benefit          (11.5)      (5.1)        -

Net Earnings                                 $  238.2   $   62.0   $     .3





         See notes to consolidated financial statements.

            AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In Millions)

                                                             Year ended December 31,
                                                             1996       1995       1994
Operating Activities:
  Income from continuing operations                      $  249.7   $   67.1   $     .8
  Adjustments:
   Deferred federal income tax                               80.6       46.0       36.3
   Depreciation, depletion and amortization                  29.2       26.9       27.5
   Equity in net losses of investee                           3.7        2.2         -
   Realized (gains) losses on investing activities         (136.9)     (25.5)      76.9
   Decrease (increase) in receivables                        66.0       (4.9)     (54.8)
   Decrease (increase) in other assets                       12.7       (4.5)      (5.4)
   Decrease in other liabilities                            (62.6)     (24.9)      (7.0)
   Increase (decrease) in unpaid losses and loss
       adjustment  expenses                                (146.1)      64.6      155.2
   Decrease in policyholder dividends                       (28.7)     (49.9)      (9.4)
   Increase (decrease) in unearned premiums                 (57.2)      (1.9)      82.1
   Dividends from investee                                     .6         .5         -
   Other, net                                                 1.4        6.3        5.4
                                                             12.4      102.0      307.6

Investing Activities:
  Purchases of and additional investments in:
   Fixed maturity investments                              (803.6)    (514.9)    (846.3)
   Equity securities                                        (72.0)       (.7)      (1.9)
   Affiliates and subsidiaries                                 -       (57.1)     (13.9)
   Property and equipment                                    (8.9)     (13.8)     (22.1)
  Maturities  and  redemptions of fixed maturity
    investments                                              99.3      272.3      159.8
 Sales of:
   Fixed maturity investments                               791.1      851.0       70.9
   General Cable Corporation securities                        -          -       176.7
   Equity securities                                          1.0        2.8         .7
   Affiliates and subsidiaries                               64.0       20.4       31.6
   Real estate, property and equipment                        3.6       23.0        1.7
 Cash and short-term investments of new (former)
   subsidiaries                                              (4.6)        -         5.0
 Decrease in other investments                                1.1       11.1       23.9
                                                             71.0      594.1     (413.9)

Financing Activities:
 Reductions of debt                                        (146.4)    (186.8)     (17.5)
 Issuance of debt                                            74.0         -         1.2
 Cash dividends paid                                           -       (57.3)     (40.6)
 Exercise of stock options and conversion of
   Career Shares                                               -          .5       19.1
 Repurchases of Common Stock                                   -       (87.6)     (47.7)
 Net advances to affiliates                                 (59.0)    (536.0)        -
 Other, net                                                    .1        -          2.1
                                                           (131.3)    (867.2)     (83.4)

Net Decrease in Cash and Short-term Investments             (47.9)    (171.1)    (189.7)
Cash and short-term investments at beginning of period      116.4      287.5      477.2

Cash and short-term investments at end of period         $   68.5   $  116.4   $  287.5


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



A.   Accounting Policies

Basis of Presentation   The consolidated financial statements include the
accounts of American Premier Underwriters, Inc. and its subsidiaries ("APU"). APU's only industry segment is specialty property and casualty insurance, the operations of which are located primarily within the United States. Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant intercompany balances and transactions have been eliminated. All acquisitions have been treated as purchases. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

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

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

APU's investments in equity securities of companies that are 20% to 50% owned by American Financial Group, Inc. ("AFG") and its subsidiaries are carried at cost, adjusted for a proportionate share of their undistributed earnings or losses.

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

Unpaid Losses and Loss Adjustment Expenses The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on the direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience and (d) estimates based on experience of expenses for investigating and adjusting claims. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the Statement of Earnings in the period determined.

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

Income Taxes   APU has filed consolidated federal income tax
returns which include all 80%-owned U.S. subsidiaries. As a result of the Mergers, AFG (parent) has been included in APU's consolidated return for 1995 and 1996. At the close of business on December 31, 1996, AFG contributed 81% of the common stock of APU to American Financial Corporation ("AFC"). Accordingly, AFC and APU will file a consolidated return for 1997.

Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

Benefit Plans   APU provides retirement benefits to qualified
employees of participating companies through contributory and noncontributory defined contribution plans. In addition, APU sponsored employee savings plans under which APU matched a specified portion of contributions made by eligible employees. Contributions to benefit plans and savings plans are charged against earnings in the year for which they are declared. APU had Employee Stock Ownership Retirement Plans ("ESORP") which were noncontributory, qualified plans invested in securities of AFG and affiliates for the benefit of its employees. In 1997, these ESORP plans were combined into a new plan.

APU and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. APU also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period the employees qualify for such benefits.

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

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Fair Value of Financial Instruments   Methods and assumptions
used in estimating fair values are described in Note P. These fair values represent point-in-time estimates of value that might not be particularly relevant in predicting APU's future earnings or cash flows.

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

B.   Mergers

In April 1995, APU became a wholly-owned subsidiary of American Premier Group, Inc., a new corporation formed by APU for the purpose of acquiring all of the common stock of APU and AFC (the "Mergers"). In June 1995, American Premier Group changed its name to American Financial Group, Inc. Under terms of the Mergers, each share of APU Common Stock then outstanding was converted into one share of AFG common stock and all shares of AFC common stock were exchanged for 28.3 million shares of AFG common stock. As a result of the Mergers, all of the common stock of APU and AFC was owned by AFG and AFG became APU's successor as the issuer of publicly held common stock.

At the close of business on December 31, 1996, AFG contributed to AFC 81% of the Common Stock of APU.

In connection with the Mergers, AFG reviewed the classification of all securities held by its subsidiaries. As a result, all securities held by APU's Parent Company and 44% of those held by APU's insurance subsidiaries at the date of the Mergers were classified as "available for sale." These classifications reflect transfers from "held to maturity" of $273 million for the Parent Company and $274 million for the Insurance companies. The cost of securities transferred approximated market value.

C.  Divestitures

Buckeye   In March 1996, APU sold the stock of a subsidiary,
Buckeye Management Company ("Buckeye"), to an investment group consisting of members of Buckeye's management team and employees for approximately $60 million in cash, net of transaction costs. Buckeye held, directly and indirectly, a 2% general partnership interest in Buckeye Partners, L.P. which, through its subsidiary entities, was an independent pipeline common carrier of refined petroleum products. APU recognized a pretax gain of approximately $51 million from the sale. The Chairman of the Board and Chief Executive Officer of Buckeye was also a director of APU, until resigning in March 1996.

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Sale of Non-insurance Businesses   During 1994 and 1995, APU sold
three small diversified industrial companies for aggregate proceeds of $36.1 million. A loss of $4.0 million on the sale of one of these businesses was recorded in 1994.

In 1994, APU sold its 53.5% interest in operations which provided onshore oil and gas contract drilling and well workover services for $14.5 million in cash. No gain or loss was recognized on the transaction.

Sale of General Cable Corporation Securities   As part of the
1992 spin-off of General Cable Corporation, APU retained a $255 million 9.98% subordinated note due 2007 issued by General Cable (the "General Cable Note") and approximately 11.6% of the General Cable shares ("Retained Shares"). During 1993, General Cable paid the $31.8 million of interest due on the General Cable Note with additional 9.98% subordinated notes ("Interest Notes") in lieu of cash.

In February 1994, as a result of General Cable's sale of its Marathon LeTourneau unit to a subsidiary of Rowan Companies, Inc. ("Rowan"), General Cable delivered to APU cash and promissory notes issued by Rowan totaling $52.1 million as a partial payment of the General Cable Note and Interest Notes (collectively, the "General Cable Notes"). As a result of these receipts, APU credited General Cable with $48.1 million of principal and interest on the General Cable Notes.

In June 1994, as part of an agreement for the purchase of all of the outstanding shares of General Cable by Wassall PLC ("Wassall"), APU sold to Wassall the then outstanding $253.5 million principal amount of the General Cable Notes and the Retained Shares for $169.8 million and $6.9 million, respectively. APU recorded a loss of approximately $75.8 million in 1994 on the disposition, and APU did not accrue any interest income on the General Cable Notes during 1994. Also as part of the agreement, APU received a $19.2 million payment from Wassall in consideration of assuming responsibility for certain actual and potential environmental and other liabilities. Immediately prior to the sale of General Cable, AFC, which at that time owned 40.5% of APU's common stock, also owned 45.6% of the outstanding common stock of General Cable. The Chairman of the Board and Chief Executive Officer of APU was the Chairman of the Board of General Cable.

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


D.  Investments     Bonds, redeemable preferred stocks and other stocks at
    December 31, consisted of the following (in millions):

                                                                               1996
                                              Held to Maturity                               Available for Sale
                                   Amortized      Market     Gross Unrealized      Amortized       Market     Gross Unrealized
                                        Cost       Value     Gains     Losses           Cost        Value     Gains     Losses
   Bonds and redeemable
    preferred stocks:
     United States Government
      and government agencies
      and authorities               $     -     $     -      $  -      $  -         $   98.8     $   99.1     $  .9     $  .6
     States, municipalities and
      political subdivisions            15.1        15.3        .5        .3              .9           .9        -         -
     Foreign government                   -           -         -         -             59.5         58.7        -         .8
     Public utilities                   14.4        14.5        .1        -            119.3        117.1        .4       2.6
     Mortgage-backed securities         69.5        70.4        .9        -            164.8        164.6       1.2       1.4
     All other corporate               192.3       191.8       1.9       2.4         1,000.2        989.1       3.0      14.1
     Redeemable preferred stocks          -           -         -         -             11.1         11.5        .7        .3
                                    $  291.3    $  292.0     $ 3.4     $ 2.7        $1,454.6     $1,441.0     $ 6.2     $19.8

   Other stocks                                                                     $   77.0     $   76.3     $  .1     $  .8

                                                                              1995
                                              Held to Maturity                               Available for Sale
                                   Amortized      Market      Gross Unrealized      Amortized       Market     Gross Unrealized
                                        Cost       Value      Gains     Losses           Cost        Value     Gains     Losses
   Bonds and redeemable
    preferred stocks:
     United States Government
       and government agencies
       and authorities              $     -     $     -       $  -      $  -         $   83.0     $   86.5     $ 3.6    $  .1
     States, municipalities and
       political subdivisions            8.4         9.0         .6        -              2.3          2.6        .3       -
     Foreign government                   -           -          -         -             42.4         43.4       1.0       -
     Public utilities                   18.8        19.1         .3        -            226.8        235.9      10.0       .9
     Mortgage-backed securities         80.8        82.9        2.1        -             96.9        100.4       3.6       .1
     All other corporate               223.8       230.6        7.0        .2         1,011.9      1,062.9      55.9      4.9
     Redeemable preferred stocks         1.0         1.1         .1        -              5.2          5.2        .1       .1
                                    $  332.8    $  342.7      $10.1     $  .2        $1,468.5     $1,536.9     $74.5    $ 6.1

   Other stocks                                                                      $    4.2     $    3.7     $  -     $  .5

The table below sets forth the scheduled maturities of bonds and redeemable preferred stocks based on carrying value as of December 31, 1996. Data based on market value is generally the same. Mortgage-backed securities had an average life of approximately 7 years at December 31, 1996.

                                              Held to  Available
           Maturity                          Maturity   for Sale
         One year or less                        10%         4%
         After one year through five years       25         18
         After five years through ten years      38         54
         After ten years                          3         13
                                                 76         89
         Mortgage-backed securities              24         11
                                                100%       100%

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Realized gains (losses) and changes in unrealized appreciation
(depreciation) on fixed maturity and equity security investments are summarized as follows (in millions):

                           Fixed      Equity       Tax
                      Maturities  Securities   Effects         Total
1996
Realized                 $  34.6       $  .2     $(12.2)       $ 22.6
Change in Unrealized       (91.2)        (.2)      32.0         (59.4)

1995
Realized                    23.8          -        (9.1)         14.7
Change in Unrealized       184.3          .7      (27.2)        157.8

1994
Realized                      .1          -          -             .1
Change in Unrealized      (192.9)       (1.1)      30.4        (163.6)


Transactions in fixed maturity investments included in the Statement of Cash Flows consisted of the following (in millions):

                               Maturities
                                      and             Gross    Gross
                    Purchases Redemptions     Sales   Gains    Losses
1996
Held to Maturity       $ 11.6      $ 64.0   $   -    $  -      $ -
Available for Sale      792.0        35.3     791.1    37.3     (2.7)
     Total             $803.6      $ 99.3    $791.1   $37.3    ($2.7)
1995
Held to Maturity       $196.0      $232.9   $   -     $ 4.8    ($1.9)
Available for Sale      318.9        39.4     851.0    25.2     (4.3)
     Total             $514.9      $272.3    $851.0   $30.0    ($6.2)

1994
Held to Maturity       $337.5      $144.0    $  5.9   $  .2    ($ .1)
Available for Sale      508.8        15.8      65.0     3.2     (3.2)
     Total             $846.3      $159.8    $ 70.9   $ 3.4    ($3.3)


Securities classified as "held to maturity" having an amortized cost of $5.8 million were sold for a gain of $.1 million in 1994, due to significant deterioration in the issuers' creditworthiness.

Major categories of net investment income were as follows (in millions):

                                   1996      1995      1994

     Fixed maturities            $141.4    $164.2    $171.1
     Loans to affiliates           81.6      44.0        -
     Equities                        .2        .2        .1
     Other                          1.3        -         .4
       Total investment income    224.5     208.4     171.6
     Investment expenses           (5.2)     (3.0)     (3.3)
       Net investment income     $219.3    $205.4    $168.3

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


APU's investment in investee corporation reflects APU's 6% ownership (3.2 million shares) of the common stock of Chiquita Brands International, Inc. which is accounted for under the equity method. AFG and its other subsidiaries own an additional 37% of the common stock of Chiquita. Chiquita is a leading international marketer, processor and producer of quality food products. The market value of APU's investment in Chiquita was approximately $41.3 million at December 31, 1996.

E.   Amounts Due from Affiliates

Following the Mergers, APU agreed to make loans available to AFC of up to $675 million under a line of credit. Loans under the credit line bear interest at 11-5/8% and convert to a four-year term loan in March 2005. On December 27, 1996, APU paid a dividend to AFG which consisted of a $675 million note receivable from AFC, plus accrued interest, representing amounts outstanding at that date under the credit line with AFC.

Also following the Mergers, APU entered into a credit agreement with AFG under which APU and AFG will make loans of up to $200 million available to each other. The balance outstanding under the credit line bears interest at a variable rate of one percent over LIBOR and is payable on December 31, 2010. At December 31, 1996, amounts payable to AFG under the credit agreement totaled $175.5 million, plus $2.5 million of accrued interest.

During 1996, APU and Pennsylvania Company ("Pennco"), a wholly-owned subsidiary of APU, entered into separate revolving credit agreements with two AFC subsidiaries under which aggregate loans are available to those subsidiaries of up to $170 million. Loans made under the credit lines bear interest at floating rates based on prime or LIBOR. At December 31, 1996, aggregate amounts outstanding under the credit lines totaled $96.5 million (plus $1.0 million of accrued interest).

During the fourth quarter of 1996, APU sold certain coal properties and other real estate to AFC in return for promissory notes totaling $54.1 million. The notes each bear interest at prime plus 2%. Notes totaling $40.0 million are due on December 23, 1997 and the remaining notes are due on December 31, 1997.

F.   Cost in Excess of Net Assets Acquired   At December 31, 1996 and 1995,
accumulated amortization of the excess of cost over net assets of purchased subsidiaries amounted to approximately $75 million and $63 million, respectively. Amortization expense was $11.8 million in both 1996 and 1995 and $11.4 million in 1994.

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


G.   Long-Term Debt

Long-term debt consisted of the following at December 31, (in millions):

                                                   1996      1995
     Parent Company:
      Subordinated notes, 10 7/8%, due 2011      $ 16.8    $ 50.5
      Subordinated notes, 10 5/8%, due 2000        52.0     113.0
      Subordinated notes,  9 3/4%, due 1999        91.7     157.1
                                                  160.5     320.6
     Subsidiaries:
      Other                                         8.3       9.1
         Total                                   $168.8    $329.7


In a December 1996 tender offer, APU retired $41.0 million of its 9-3/4% subordinated notes, $43.3 million of its 10-5/8% subordinated notes and $11.0 million of its 10-7/8% subordinated notes for approximately $105.6 million which resulted in an extraordinary loss of $6.9 million, net of tax. Also during 1996, APU repurchased $24.4 million of its 9-3/4% subordinated notes, $17.7 million of its 10-5/8% subordinated notes and $22.7 million of its 10-7/8% subordinated notes for approximately $71.6 million which resulted in an extraordinary loss of $4.6 million, net of tax.

In December 1995, Pennco entered into a collateralized five-year reducing revolving credit agreement with several banks, under which it can borrow up to $75 million. Borrowings bear interest at floating rates based on prime or LIBOR and are collateralized by certain stock of an operating subsidiary.

As a result of the Mergers and a subsequent ratings downgrade, holders of APU's subordinated notes (the "Notes") had the right to "put" their Notes to APU at face amount. Approximately $40 million of the 9-3/4% Notes and approximately $4 million of the other two issues were tendered under the put right in 1995.

In addition, during 1995, APU repurchased $2.9 million of its 9-3/4% subordinated notes, $34.8 million of its 10-5/8% subordinated notes and $98.3 million of its 10-7/8% subordinated notes for approximately $142.7 million which resulted in an extraordinary loss of $5.1 million.

At December 31, 1996, scheduled principal payments on debt for the subsequent five years were as follows 1997--$.8 million, 1998--$.9 million, 1999--$92.1 million, 2000--$53.5 million and 2001-- none.

At December 31, 1996, APU had outstanding letter of credit facilities totaling $26.0 million which, if drawn, will bear interest at rates which approximate the prime rates offered by various banks.

Cash interest payments of $36.3 million, $48.7 million and $52.7 million were made on debt in 1996, 1995 and 1994, respectively.

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


H.   Benefit Plans

Expense related to defined contribution plans for 1996, 1995 and 1994 totaled $5.0 million, $5.6 million and $5.8 million, respectively.

APU also provides defined benefit pension plan retirement benefits for certain employees. The related amounts included in the accompanying financial statements are not material to APU's financial condition.

Under APU's Stock Option Plan, options to purchase shares of Common Stock were granted to certain officers and other key employees, and to non-employee directors of APU. Under the now terminated Career Share Purchase Plan (the "Career Share Plan"), officers and other key employees of APU purchased shares of APU's Preference Stock (designated Career Shares) which were convertible, at the holder's option, into a specified number of shares of Common Stock. APU's Employee Stock Purchase Plan ("ESPP") provided eligible employees with the opportunity to purchase from APU, through regular payroll deductions, shares of APU's Common Stock at 85% of its fair market value on the purchase date. During 1995, in connection with the Mergers described in Note B, each outstanding Career Share was converted into a share of AFG convertible preferred stock and each stock option outstanding under APU's Stock Option Plan was converted into an option to purchase AFG common stock. In addition, AFG succeeded APU under all provisions of the Stock Option Plan, the Career Share Plan and the ESPP.

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


I.   Capital Stock   APU is authorized to issue 200,000,000 shares of
     Common Stock. At the close of business on December 31, 1996, there were 47,000,000 shares of Common Stock outstanding, 38,000,000 of which were owned by AFC and 9,000,000 of which were owned by AFG. A progression of APU's shareholders' equity is as follows (dollars in millions):

                                                                                         Unrealized
                                                         Common Stock                  Gains(Losses)
                                              Common      and Capital    Retained     on Marketable
                                              Shares          Surplus    Earnings        Securities
Balance, December 31, 1993                47,446,094           $793.6      $912.3            $ 16.4

  Net earnings                                  -                  -           .3                -
  Dividends declared on Common Stock            -                  -        (42.9)               -
  Exercise of stock options and
   conversion of Career Shares               892,968             18.4          -                 -
  Purchases of APU Common Stock           (2,099,600)           (52.5)         -                 -
  Issuance of Common Stock under
   ESPP and employee stock bonus              42,695              1.1          -                 -
  Adjustment of estimated net pre-
   reorganization liabilities                   -               (52.0)         -                 -
  Adjustment to the distribution of
   equity to shareholders from
   spin-off of General Cable                    -                  -         (2.2)               -
  Change in net unrealized gains
   (losses) on investments                      -                  -           -              (43.7)
  Other, net                                    -                 (.1)         -                 -
Balance, December 31, 1994                46,282,157           $708.5      $867.5            $(27.3)

  Net earnings                                  -                  -         62.0                -
  Dividends declared on Common Stock            -                  -        (10.8)               -
  Purchases of APU Common Stock           (3,259,697)           (82.8)         -                 -
  Exercise of stock options                   16,582               .3          -                 -
  Issuance of Common Stock under ESPP          4,239               .1          -                 -
  Change in net unrealized gains
   (losses) on investments                      -                  -           -               71.3
  Conversion of shares to shares of
   American Financial Group, Inc.        (43,043,281)              -           -                 -
  Post-Mergers shares outstanding         47,000,000               -           -                 -
  Dividends to American
   Financial Group, Inc.                        -                  -        (36.9)               -
Balance, December 31, 1995                47,000,000           $626.1      $881.8            $ 44.0

  Net earnings                                  -                  -        238.2                -
  Change in net unrealized gains
   (losses) on investments                      -                  -           -              (53.2)
  Dividends to American
   Financial Group, Inc.                        -                  -       (693.7)               -
  Other, net                                    -                 1.3          -                 -
Balance, December 31, 1996                47,000,000           $627.4      $426.3            $ (9.2)

During 1994, APU increased its accruals for its net probable liability for claims and contingencies arising from events and circumstances preceding APU's 1978 reorganization based on information which became available to it in 1994. The accrual includes the estimated costs to APU related to remediation of environmental conditions allegedly caused or contributed to by APU's predecessor, Penn Central Transportation Company ("PCTC") and pending and expected claims by former PCTC employees of injury or disease allegedly caused by exposure to excessive noise or asbestos in the railroad workplace. The foregoing estimates were based on information available to APU at that time and are subject to future change as additional information becomes available. Offsetting the increase in these accruals was a $13.8 million credit resulting from a judgment in favor of APU. In accordance with APU's reorganization accounting policy, APU recorded a net charge of $52.0 million to capital surplus to reflect the net effect of the foregoing accruals which APU believes will be adequate based on information currently available to it.

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Also during 1994, APU settled a dispute with former employees of a business that had been acquired in 1990 and subsequently included in the General Cable Spin-off in July 1992.

J. Income Taxes   The following is a reconciliation of income taxes at the
   statutory rate of 35% and income taxes as shown in the Statement of Earnings (in millions):

                                                   1996      1995      1994

     Earnings before income taxes
       and extraordinary items                   $332.3    $113.0    $ 41.2
     Extraordinary items before income taxes      (17.7)     (7.8)       -
     Adjusted earnings before income taxes       $314.6    $105.2    $ 41.2

     Income taxes at statutory rate              $110.1    $ 36.8    $ 14.4

     Effect of:
       Amortization of goodwill                     4.2       4.0       4.0
       Losses utilized                            (44.7)       -         -
       Loss disallowance                             -         -       21.4
       State income taxes                           3.6        -         -
       Other, net                                   3.2       2.4        .6
     Total provision                               76.4      43.2      40.4

     Amounts applicable to extraordinary items      6.2       2.7        -
     Provision for income taxes as shown
       on the Statement of Earnings              $ 82.6    $ 45.9    $ 40.4


Adjusted earnings before income taxes consisted of the following (in millions):

                                                   1996      1995      1994

     Subject to tax in:
       United States                             $328.9    $107.0    $ 38.9
       Foreign jurisdictions                      (14.3)     (1.8)      2.3
                                                 $314.6    $105.2    $ 41.2

The total income tax provision consists of (in millions):

                                                   1996      1995      1994
     Current taxes (credits):
      Federal                                    $ (1.8)    $  .5     $ 2.8
      Foreign                                      (1.7)      (.6)      1.3
      State & Local                                 5.5        -         -

     Deferred taxes:
      Federal                                      74.4      43.3      36.3
      Foreign                                        -         -         -
      State & Local                                  -         -         -
                                                 $ 76.4    $ 43.2    $ 40.4

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


For income tax purposes, APU had the following carryforwards available at December 31, 1996 (in millions):

                                    Expiring  Amount

     Capital loss                  1997-1999    $195
     Other - tax credits                          23

Deferred income tax assets and liabilities reflect tax loss carryforwards and temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. The significant components of the deferred tax asset included in the Balance Sheet at December 31, were as follows (in millions):

                                             1996          1995
     Deferred tax assets:
       Net operating loss carryforward     $   -         $166.5
       Capital loss carryforwards            68.2         108.7
       Insurance claims and reserves         86.8         102.9
       Investment securities                  5.0            -
       Other, net                           103.6          91.3
                                            263.6         469.4
       Valuation allowance for deferred
         tax assets                         (82.6)       (214.0)
                                            181.0         255.4

     Deferred tax liabilities:
       Deferred acquisition costs           (26.3)        (31.2)
       Investment securities                   -          (23.8)
                                            (26.3)        (55.0)

     Net deferred tax asset                $154.7        $200.4

The gross deferred tax asset has been reduced by a valuation allowance based on an analysis of the likelihood of realization. Factors considered in assessing the needs for a valuation allowance include: (i) applicable statutory carryforward periods, (ii) opportunities to generate taxable income from sales of appreciated assets, and (iii) the likelihood of generating larger amounts of taxable income in the future. The likelihood of realizing this asset will be reviewed periodically; any adjustments required to the valuation allowance will be made in the period in which the developments on which they are based become known.

Cash payments for income taxes, net of refunds, were $4.9 million, $1.9 million and $3.7 million for 1996, 1995 and 1994, respectively. Substantially all of such payments were for alternative minimum taxes.

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


K.   Contingencies

In management's opinion, the outcome of the items discussed below will not, individually or in the aggregate, have a material adverse effect on APU's financial condition or results of operations.

Pre-Reorganization Matters

The following matters arose out of railroad operations disposed of by APU's predecessor, PCTC, prior to its bankruptcy reorganization in 1978 and, accordingly, any ultimate liability arising therefrom in excess of previously established loss accruals would be attributable to pre-reorganization events and circumstances. In accordance with APU's pre-reorganization accounting policy, any such ultimate liability will reduce APU's capital surplus and shareholders' equity, but will not be charged to income.

USX Litigation   Lawsuits have been filed against APU by USX Corporation
("USX") and its former subsidiary, Bessemer and Lake Erie Railroad Company ("B&LE"), seeking contribution by APU, as the successor to the railroad business conducted by PCTC prior to 1976, for amounts that USX paid in satisfaction of a judgment against B&LE for its participation in an unlawful antitrust conspiracy among certain railroads. The lawsuits argue that USX's liability for that payment was attributable to PCTC's alleged activities in furtherance of the conspiracy. APU and its outside counsel believe that APU has substantial defenses to these lawsuits and should not suffer a material loss as a result of this litigation.

Environmental Matters  APU's liability for environmental claims
($50.1 million at December 31, 1996) consists of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs at certain railroad sites formerly owned by PCTC and at certain other sites where hazardous waste was allegedly generated by PCTC's railroad operations.

It is difficult to estimate remediation costs for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. APU's liability is based on information currently available and is subject to future change as additional information becomes available.

Personal Injury Matters   APU's liability for occupational injury and disease
claims ($70.1 million at December 31, 1996, before claims for recovery of $54.1 million) includes pending and expected claims by former employees of PCTC of injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the railroad workplace. Recorded amounts are based on the accumulation of estimates of reported and unreported claims and related expenses and estimates of probable recoveries from insurance carriers.

Other Matters

APU has agreed to guarantee several third party obligations which are not material individually or in the aggregate. APU has also entered into various operating lease agreements related principally to certain administrative facilities and transportation equipment.

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


L.   Insurance Operations

Restrictions on Transfers of Funds and Assets   APU's insurance
operations are subject to state regulations which limit, by reference to specified measures of statutory operating results and policyholders' surplus, the dividends that can be paid to the Parent Company without prior regulatory approval. Without such approval, the maximum amount of dividends which can be paid to the Parent Company during 1997 by these subsidiaries is $153.9 million. At December 31, 1996 and 1995, statutory capital and surplus totaled $678 million and $630 million, respectively.

Reinsurance The insurance operations assume and cede a portion of their written business with other insurance companies in the normal course of business. To the extent that any reinsuring companies are unable to meet their obligations under agreements covering reinsurance ceded, APU's insurance subsidiaries would remain liable. Amounts deducted from insurance losses and loss adjustment expenses ("LAE") and net written and earned premiums in connection with reinsurance ceded to affiliates and non-affiliated companies, as well as amounts included in net written and earned premiums for reinsurance assumed from affiliates and non-affiliated companies, were as follows (in millions):

                                           1996     1995     1994
   Reinsurance ceded:
     Premiums written
       Non-affiliates                    $ 12.8   $ 15.5    $20.4
     Premiums earned
       Non-affiliates                      14.9     13.6     18.7
     Incurred losses and LAE:
       Affiliates                           (.6)      .6     (1.8)
       Non-affiliates                      18.1     20.4     15.9

   Reinsurance assumed:
     Premiums written:
       Affiliates                          68.8    134.3    167.6
       Non-affiliates                      12.2     22.9     36.4
     Premiums earned:
       Affiliates                          98.3    128.8    139.4
       Non-affiliates                      17.5     28.8     50.1

                                            December 31,
                                           1996     1995
   Reinsurance ceded:
     Reserves for unpaid loss and LAE:
       Affiliates                        $  4.4   $  7.2
       Non-affiliates                      58.6     52.2


The allowance for uncollectible reinsurance was $1.5 million at December 31, 1996 and 1995.

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Liability for Losses and Loss Adjustment Expenses The following table provides an analysis of changes in the estimated liability for losses and LAE, net of reinsurance activity (in millions).

                                                 1996      1995      1994
Balance at beginning of year, net of
 reinsurance                                   $1,136    $1,080    $  916

Provision for losses and LAE occurring
 in the current year                            1,022     1,247     1,170
Net decrease in provision for claims
 occurring in prior years                         (71)      (49)      (79)
                                                  951     1,198     1,091
Payments for losses and LAE occurring during:
 Current year                                     562       662       554
 Prior years                                      539       480       386
                                                1,101     1,142       940
Loss and LAE reserves of subsidiaries
 purchased                                         -         -         13

Balance at end of year, net of reinsurance        986     1,136     1,080

Reinsurance receivable on unpaid losses
 and LAE at end of year                            63        59        51
Balance at end of period, gross of
 reinsurance receivable                        $1,049    $1,195    $1,131


The decreases in the provision for claims occurring in prior years resulted from reductions in the estimated ultimate losses and LAE related to such claims.

Other   Statutory net income for 1996, 1995 and 1994 was $159 million,
$61 million and $80 million, respectively. Deferred policy acquisition costs amortized to income were $263 million, $298 million and $292 million for 1996, 1995 and 1994, respectively. Net written premiums for 1996, 1995 and 1994 were $1.3 billion, $1.5 billion and $1.6 billion, respectively.

At December 31, 1996 and 1995, reserves for uncollectible premiums receivable were $6.4 million and $6.6 million, respectively.

During 1996, 1995 and 1994, 18%, 41% and 89%, respectively, of net premiums written in the workers' compensation insurance operations were for policies eligible for policyholder dividend consideration.

M.   Statement of Cash Flows

In December 1996, APU paid a dividend to AFG in the form of a $675 million note receivable from AFC, plus $18.7 million of related accrued interest. In February 1994, General Cable delivered to APU $41.7 million in promissory notes as a partial payment of the General Cable Notes. These non-cash transactions are not included in the Statement of Cash Flows.

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


N.   Transactions With Affiliates

Various business has been transacted between APU and certain affiliate companies including rentals, investment management services, insurance and sales of assets. Unless otherwise disclosed, none of these transactions had a material effect on the net earnings or equity of APU. Aggregate charges for these services within APU and its subsidiaries have been insignificant in relation to consolidated revenues.

During 1996, APU purchased marketable securities from subsidiaries of AFC for $627 million. During the fourth quarter of 1996, APU sold (i) certain coal properties and other real estate to subsidiaries of AFC for aggregate proceeds of $54.1 million (gains of $51.0 million on the sales are included in other income); and (ii) marketable securities to subsidiaries of AFC for aggregate proceeds of $566 million and recognized gains of $24.5 million on the sales.

During 1995, APU purchased 3.2 million shares of Chiquita from AFC for $43.7 million. Also during 1995, APU sold (i) certain properties to a subsidiary of AFC for aggregate proceeds of $15.9 million; (ii) a small reinsurance subsidiary to AFC for $13.7 million; and (iii) shares of an affiliate to AFC for $553,000. APU recognized a loss of $2.1 million on the sales.

During 1990, APU acquired the nonstandard automobile insurance business
(the "NSA Group") from AFC. As part of the acquisition agreement, AFC, through a subsidiary, provided stop-loss protection to APU which, in effect, guaranteed the adequacy of unpaid loss and allocated loss adjustment expense reserves of the NSA Group (net of reinsurance and salvage and subrogation recoveries) related to periods prior to 1991 under policies written and assumed by the NSA Group. Effective December 31, 1995, the parties agreed to cancel this arrangement and settled all amounts due.

In 1988, APU's workers' compensation insurance operations ("Republic Indemnity") entered into a reinsurance contract with Great American Insurance Company ("GAI") to cover the aggregate losses on workers' compensation coverage for the accident years 1980-1987, inclusive. The contract provides for coverage by GAI of net aggregate paid losses of Republic Indemnity in excess of a certain threshold, up to a maximum of $35.1 million. Cumulative paid losses at December 31, 1996 pertaining to claims during this period exceeded the threshold amount by approximately $3 million. In addition, GAI has agreed to reimburse Republic Indemnity for its loss adjustment expenses pertaining to this period up to a maximum of $4.9 million.

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


O.   Quarterly Operating Results   (Unaudited)

Summarized quarterly financial data for 1996 and 1995 are set forth below (in millions).

                                 1st      2nd      3rd       4th
                             Quarter  Quarter  Quarter   Quarter      Total
1996:
Revenues                      $456.5   $399.9   $379.5    $437.8   $1,673.7
Net earnings from
  continuing operations         57.6     26.7     42.4     123.0      249.7
Net earnings                    55.7     24.0     42.4     116.1      238.2

1995:
Revenues                       432.8    437.2    433.3     432.2    1,735.5
Net earnings from
  continuing operations         16.3     13.6     18.2      19.0       67.1
Net earnings                    16.3      9.5     17.6      18.6       62.0


Realized gains (losses) on sales of securities amounted to (in millions):

                                 1st      2nd      3rd       4th
                             Quarter  Quarter  Quarter   Quarter      Total
  1996                          $4.8     $1.9    ($ .1)    $28.4      $35.0
  1995                           (.2)     1.6      7.1      15.3       23.8

P.   Additional Information

Total rental expense recorded under various operating leases related to certain administrative facilities and transportation equipment was $11.4 million in 1996, $13.3 million in 1995 and $12.9 million in 1994.

Future minimum rentals required under noncancelable lease agreements at December 31, 1996, related principally to certain administrative facilities and transportation equipment, were as follows: 1997--$11.6 million, 1998--$9.7 million, 1999-- $7.9 million, 2000--$6.0 million,
2001--$3.3 million and $5.5 million thereafter.

Other operating and general expenses included charges for possible losses on agents' balances, reinsurance recoverables and other receivables in the following amounts: 1996 - $0, 1995 - $0 and 1994 - $1 million. The aggregate allowance for such losses amounted to approximately $19 million at both December 31, 1996 and December 31, 1995.

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of APU's financial instruments at December 31.
                                   1996                 1995
                            Carrying    Fair     Carrying    Fair
                               Value   Value        Value   Value
     Assets:
     Bonds and redeemable
       preferred stocks       $1,732  $1,733     $1,870    $1,880
     Other stocks                 76      76          4         4

     Liabilities:
     Long-term debt:
       Parent company         $  161  $  174     $  321    $  344
       Other subsidiaries          8       8          9         9

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

                             ITEM 14

   Exhibits, Financial Statement Schedules and Reports on Form
                               8-K


(a)  Documents filed as part of this Report:
     1. Financial Statements are included in Part II, Item 8.

     2. Financial Statement Schedules:
        A. Selected Quarterly Financial Data is included in Note O to the Consolidated Financial Statements.

        B. Schedules filed herewith for 1996, 1995 and 1994:

                                                                 Page
           II - Condensed Financial Information of Registrant     S-2


           All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

     3. Exhibits - see Exhibit Index on page E-1.

(b)  Reports on Form 8-K:

          Date of Report          Item Reported

          January 15, 1997        Dividend paid to AFG -
                                  $675 million note receivable from
                                  AFC plus accrued interest.

              AMERICAN PREMIER UNDERWRITERS, INC.
  SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         (In Millions)

                    Condensed Balance Sheet

                                                      December 31,
                                                     1996        1995
Assets:
  Cash and short-term investments                $   20.0    $   37.4
  Receivables from subsidiaries                     285.0       325.8
  Investment in subsidiaries                      1,435.0     1,948.5
  Other investments                                  88.0        24.7
  Deferred tax asset                                154.7       200.4
  Amounts due from affiliates                        54.2          -
  Other assets                                       89.2       109.3

                                                 $2,126.1    $2,646.1
Liabilities and Shareholders' Equity:
  Accounts payable, accrued expenses and other
    liabilities                                  $  322.4    $  254.5
  Payables to subsidiaries                          420.7       434.0
  Long-term debt                                    160.5       320.6
  Payable to American Financial Group, Inc.         178.0        85.1
  Shareholders' equity                            1,044.5     1,551.9

                                                 $2,126.1    $2,646.1

                Condensed Statement of Earnings

                                                             Year Ended December 31,
                                                           1996        1995       1994
Income:
  Equity in earnings of subsidiaries                     $341.6      $161.5     $184.6
  Net investment income                                     3.0         3.9       11.1
  Losses on sales of subsidiaries                          (2.1)         -        (4.0)
  Loss on sale of General Cable Corporation securities       -           -       (75.8)
  Realized gains (losses) on sales of securities            (.3)        (.9)        .2
  Other income                                             61.6        23.7       14.3
                                                          403.8       188.2      130.4

Costs and Expenses:
  Interest charges on borrowed money                       38.1        44.9       52.8
  Other operating and general expenses                     31.6        29.7       37.7
                                                           69.7        74.6       90.5

Earnings before income taxes                              334.1       113.6       39.9
Provision for income taxes                                 84.4        46.5       39.1
Net earnings from continuing operations                   249.7        67.1         .8

Loss from disposal of discontinued businesses                -           -         (.5)
Extraordinary loss, net of tax benefit                    (11.5)       (5.1)        -

Net Earnings                                             $238.2      $ 62.0     $   .3

              AMERICAN PREMIER UNDERWRITERS, INC.
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                         (In Millions)


               Condensed Statement of Cash Flows


                                                       Year Ended December 31,
Operating Activities:                                 1996      1995      1994
 Net earnings from continuing operations           $ 249.7   $  67.1   $    .8
 Adjustments:
   Equity in earnings of subsidiaries               (341.6)   (161.5)   (184.6)
   Deferred Federal income tax                        80.6      46.0      36.3
   Net (gain) loss on disposal of businesses,
   investments, and PP&E                             (49.8)    (16.8)     77.9
   Cash received from subsidiaries                   115.3      87.7     114.1
   Other, net                                        (25.5)     (9.0)      9.4
                                                      28.7      13.5      53.9

Investing Activities:
 Purchases of other investments                      (82.9)     (1.1)   (128.8)
 Sales of other investments                           15.5     158.2      36.3
 Sale of General Cable Corporation Securities           -         -      176.7
 Other, net                                             .1      11.0      11.5
                                                     (67.3)    168.1      95.7


Financing Activities:
 Repurchases of Common Stock                            -      (87.6)    (47.7)
 Reductions of debt                                  (71.6)   (186.1)    (16.3)
 Cash dividends paid                                    -      (57.3)    (40.6)
 Net advances from affiliates                         92.8      86.7        -
 Other, net                                             -         .2      18.1
                                                      21.2    (244.1)    (86.5)

Net Increase (Decrease) in Cash and Short-term
  Investments                                        (17.4)    (62.5)     63.1
Cash and short-term investments at beginning
  of period                                           37.4      99.9      36.8

Cash and short-term investments at end of period   $  20.0   $  37.4   $  99.9

                              Signatures


    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, American Premier Underwriters, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

                                     American Premier Underwriters, Inc.


Signed:  March 26, 1997              BY:s/CARL H. LINDNER
                                          Carl H. Lindner
                                          Chairman of the Board and
                                            Chief Executive Officer




    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                    Capacity                     Date


s/CARL H. LINDNER             Chairman of the Board         March 26, 1997
  Carl H. Lindner               of Directors


s/THEODORE H. EMMERICH        Director*                     March 26, 1997
  Theodore H. Emmerich


s/JAMES E. EVANS              Director                      March 26, 1997
  James E. Evans


s/S. CRAIG LINDNER            Director                      March 26, 1997
  S. Craig Lindner


s/WILLIAM R. MARTIN           Director*                     March 26, 1997
  William R. Martin


s/FRED J. RUNK                Senior Vice President and     March 26, 1997
  Fred J. Runk                  Treasurer (Principal
                                Financial and Accounting
                                Officer)

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

  3 (a)    Amended and Restated Articles of                 (*)
           Incorporation, as amended effective
           March 25, 1994, filed as Exhibit 3(i)
           to APU's Form 10-K for 1993.

  3 (b)    By-Laws, as amended February 15, 1995,           (*)
           filed as Exhibit 3(ii) to APU's
           Form 10-K for 1994.

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

 10 (a)    Management Agreement effective as of             (*)
           January 1, 1991, by and between
           Dixie Insurance Company (now Infinity
           Insurance Company) and Stonewall
           Insurance Company, filed as Exhibit
           (10)(iii)(o)(iii) to APU's
           Form 10-K for 1990.

 10 (b)    Assumption and Bulk Reinsurance Agreement,       (*)
           effective December 31, 1994, between
           Stonewall Insurance Company and
           Infinity Insurance Company, filed as
           Exhibit (10)(iii)(h)(iv) to APU's
           Form 10-K for 1994.

 10 (c)    Premium Payment Agreement, effective as of       (*)
           January 1, 1991, by and between Great
           American Insurance Company and APU
           filed as Exhibit (10)(iii)(q) to APU's
           Form 10-K for 1990.

 10 (d)    Excess of Loss Agreement, effective              (*)
           March 31, 1988, between Republic Indemnity
           Company of America and Great American
           Insurance Company, filed as Exhibit (g)(l) to Amendment No. 1 to Schedule 13E-3, dated
           January 17, 1989, relating to Republic
           American Corporation filed by Republic
           American Corporation, APU, RAWC
           Acquisition Corp., AFC and Carl H. Lindner
           (the "Schedule 13E-3 Amendment").

 10 (e)    First Amendment to Excess of Loss                (*)
           Agreement, effective March 31, 1988, between
           Republic Indemnity Company of America and
           Great American Insurance Company, filed as
           Exhibit (g)(2) to the Schedule 13E-3 Amendment.

 10 (f)    Business Assumption Agreement, effective         (*)
           as of December 31, 1990, between Stonewall
           Insurance Company and Dixie Insurance
           Company (now Infinity Insurance Company), filed as Exhibit (10)(iii)(o)(i) to APU's
           Form 10-K for 1990.

 10 (g)    Quota Share Agreements, effective                (*)
           December 31, 1990, between Stonewall
           Insurance Company and Dixie Insurance
           Company (now Infinity Insurance Company), filed as Exhibit (10)(iii)(o)(ii) to
           APU's Form 10-K for 1990.

 10 (h)    Stock Purchase Agreement Relating to the         (*)
           Acquisition of Buckeye Management Company by BMC Acquisition Company dated
           January 5, 1996, filed as Exhibit 10(i)
           to APU's Form 10-K for 1995.

 12        Computation of ratio of earnings                 ____
           to fixed charges.

 16        Letter on change in certifying accountant        (*)
           filed as Exhibit 16 to APU's
           Form 8-K Current Report on August 29, 1995.

 21        Subsidiaries of the Registrant.                  _____

 27        Financial data schedule.                         (**)






 (*)  Incorporated herein by reference
(**) Copy included in Report filed electronically with the Securities and Exchange Commission.