Form 10-K/A
period 1996-12-31
AMERICAN PREMIER UNDERWRITERS INC
filed 1997-04-30
CIK 77098

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






This Form 10-K/A provides information required by Items 10, 11, 12 & 13 of Form 10-K.

                                  PART III
                                   ITEM 10

             Directors and Executive Officers of the Registrant

       The directors and executive officers of American Premier
Underwriters, Inc.("APU") at March 31, 1997 were as follows:

                                                                                  Director
                                                                                  or Executive
       Name                    Age                  Position                      Since
Carl H. Lindner                77         Chairman of the Board and Chief
                                            Executive Officer                           1982
S. Craig Lindner               42         Co-President and a Director                   1995
Keith E. Lindner               37         Co-President and a Director                   1995
Carl H. Lindner III            43         Co-President and a Director                   1991
Theodore H. Emmerich           70         Director                                      1988
James E. Evans                 51         Senior Vice President, General
                                            Counsel and a Director                      1985
Thomas M. Hunt                 73         Director                                      1982
William R. Martin              68         Director                                      1994
Thomas E. Mischell             49         Senior Vice President - Taxes                 1995
Fred J. Runk                   54         Senior Vice President and Treasurer           1995

       Carl H. Lindner has been Chairman of the Board and Chief Executive Officer of AFG for more than five years. During the past five years, Mr. Lindner has also been Chairman of the Board and Chief Executive Officer of APU and AFC, diversified financial services companies which became subsidiaries of AFG as a result of Mergers occurring in April 1995. He is Chairman of the Board of Directors of American Annuity Group, Inc. ("AAG"), American Financial Enterprises, Inc. ("AFEI") and Chiquita Brands International, Inc. ("Chiquita"). Mr. Lindner is the father of Carl H. Lindner III, S. Craig Lindner and Keith E. Lindner.

       S. Craig Lindner, since March 1993, has been President of AAG, an 81%- owned subsidiary of AFC that markets tax-deferred annuities principally to employees of educational institutions. Mr. Lindner is also President of American Money Management Corporation ("AMMC"), a subsidiary of AFC which provides investment services for AFG and its affiliated companies. For over five years prior thereto, he had served as Senior Executive Vice President of AMMC. Mr. Lindner is a director of AFG, AAG, AFC and APU.

       Keith E. Lindner, in March 1997, was named Vice Chairman of the Board of Directors of Chiquita, a worldwide marketer and producer of bananas and other food products in which AFG has a 43% ownership interest. For more than five years prior to that time, Mr. Lindner had been President and Chief Operating Officer and a director of Chiquita. Mr. Lindner is also a director of AFG, AFC and APU.

       Carl H. Lindner III was President of AFG from February 1992 until he became Co-President in March 1996. For more than five years, Mr. Lindner has been President of Great American Insurance Company ("Great American") and has been principally responsible for AFG's property and casualty insurance operations. Mr. Lindner is a director of AFG, AFC and APU.

       Theodore H. Emmerich was, until his retirement in 1986, the managing partner of the Cincinnati office of the independent accounting firm of Ernst & Whinney. He is a director of AFG, AFC, APU, Carillon Fund, Inc., Carillon Investment Trust, Gradison Custodial Trust, Gradison-McDonald Municipal Custodial Trust, Gradison-McDonald Cash Reserve Trust and Summit Investment Trust.

       James E. Evans is Senior Vice President and General Counsel of AFG.
He has served as Vice President and General Counsel of AFC for more than five years. Mr. Evans is a director of AFG, AFC, AFEI and APU.

       Thomas M. Hunt has, during the past five years, been Chairman of the Board of Hunt Petroleum Corporation, an oil and gas production company. He is also a director of AFG, AFC and APU.

       William R. Martin has, during the past five years, been Chairman of the Board (since 1993) and President and Chief Executive Officer (until 1993) of MB Computing, Inc., a computer software and services company. Mr. Martin is also a director of AFG, AAG, AFC and APU.

       Thomas E. Mischell is Senior Vice President - Taxes of AFG. He has served as a Vice President of AFC for over five years.

       Fred J. Runk is Senior Vice President and Treasurer of AFG. He has served as Vice President and Treasurer of AFC for more than five years.

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

                                   ITEM 11

                           Executive Compensation

Compensation

The following table summarizes the aggregate cash compensation for 1996, 1995 and 1994 of the Chairman of the Board and Chief Executive Officer and the four other most highly compensated executive officers during 1996 (such five executive officers being herein referred to as the "Named Executive Officers"). Such compensation includes amounts paid by AFG, AFC, APU and their subsidiaries and certain affiliates during 1995 and 1996, including the period prior to the Mergers.

                         SUMMARY COMPENSATION TABLE
                                                                  Long-Term
                                       Annual                   Compensation
                                    Compensation          --------------------------------------------
                              --------------------------  Other Annual     Securities       All Other
          Name and                                        Compensation     Underlying      Compensation
   Principal Position (a)     Year Salary (b)   Bonus (c)      (d)       Options Granted       (f)
                                                                        (# of Shares) (e)
----------------------------  ---- ----------  ----------- -----------  ------------------ ------------
 Carl H. Lindner              1996  $913,000   $900,000    $156,000            ---           $70,900
  Chairman of the Board and   1995 1,364,000    900,000     254,000            ---           169,000
    Chief Executive Officer   1994   981,000    800,000         ---            ---            87,000
 Keith E. Lindner             1996  $917,000   $900,000     $28,000            ---           $31,000
  Co-President                1995   935,000    900,000         ---         400,000           30,000

 Carl H. Lindner III          1996  $917,000   $900,000    $174,000            ---           $39,500
  Co-President                1995 1,076,000    900,000     223,000            ---           103,000
                              1994 1,011,000    800,000         ---            ---            53,000
 S. Craig Lindner             1996  $917,000   $900,000    $137,000            ---           $31,000
  Co-President                1995 1,121,000    900,000     142,000          388,181          83,000
 James E. Evans               1996  $917,000   $639,000     $14,000            ---           $49,500
  Senior Vice President and   1995   948,000    850,000      10,000         150,000           58,000
     General Counsel


(a) Keith E. Lindner, S. Craig Lindner and James E. Evans became executive officers of APU in April 1995.

(b) This column includes $200,000 (1996) and $269,000 (1995) with respect to Carl H. Lindner and $900,000 (1996) and $935,000 (1995) with respect to Keith E. Lindner, representing salary paid by Chiquita.

(c) Approximately one quarter of the 1996 bonus for each individual was paid in shares of AFG Common Stock.


(d) This column includes amounts for (i) personal homeowners and automobile insurance coverage, and (ii) the use of corporate aircraft and value of automobiles.

       Name                       Year             Insurance          Aircraft & Automobile
       --------------------       ----             ----------         ---------------------
       Carl H. Lindner             1996             $16,000                $140,000
                                   1995              18,000                 236,000

       Keith E. Lindner            1996             $12,000                $ 16,000
                                   1995                 ---                     ---

       Carl H. Lindner III         1996             $19,000                $155,000
                                   1995              17,000                 206,000

       S. Craig Lindner            1996             $23,000                $114,000
                                   1995              20,000                 122,000

       James E. Evans              1996                 ---                 $14,000
                                   1995                 ---                  10,000




(e)    Represents options granted by AFG.

(f) Consists of company contributions or allocations under the (i) defined contribution retirement plans and (ii) employee savings plan in which the following Named Executive Officers participate (and related accruals for their benefit under a benefit equalization plan which generally makes up certain reductions caused by Internal Revenue Code limitations in contributions to certain retirement plans) and company paid group life insurance, as follows:

                                       AFC          Savings and
                                       Auxiliary    Retirement
        Directors'
        Name                    Year   ESORP        Plans              Fees          Term Life
        ------------------      ----   ------       ------------       ----          ---------
        Carl H. Lindner         1996    $21,400          $12,000         $14,500      $23,000
                                1995     30,000           74,000          25,000       40,000
                                1994        ---           49,000             ---       38,000

        Keith E. Lindner        1996    $30,000              ---             ---       $1,000
                                1995     30,000              ---             ---          ---

        Carl H. Lindner III     1996    $30,000           $7,500             ---       $2,000
                                1995     30,000           67,000             ---        6,000
                                1994        ---           51,000             ---        2,000

        S. Craig Lindner        1996    $30,000              ---             ---       $2,000
                                1995     30,000              ---         $51,000        2,000

        James E. Evans          1996    $30,000              ---         $14,500       $5,000
                                1995     30,000              ---          25,000        3,000

Option Information

       As a result of the Mergers, all APU stock options became stock options of AFG. No APU stock options were granted to, or exercised by, the Named Executive Officers during 1996. Certain Executive officers of APU also serve as executive officers of AFG and certain AFG subsidiaries and may be granted employee stock options by such companies. The table set forth below discloses the number and value of unexercised stock options held by the Named Executive Officers at December 31, 1996.

     AGGREGATED OPTION EXERCISES IN 1996 AND 1996 YEAR-END OPTION VALUES

                              Shares      Number of Shares Underlying    Value of Unexercised
                              Acquired on    Unexercised Options         In-the-Money Options
                              Exercise          at Year End              at Year End (a)
                              (# of       ---------------------------     --------------------
Name                Company    Shares)    Exercisable   Unexrcisable    Exercisable  Unexercisable
------------------  -------   ----------- -----------   -----------     -----------   ------------
Carl H. Lindner     AFG       -          31,818         20,000         $500,429      $191,200
S. Craig Lindner    AFG       -          89,455        310,545        1,246,981     4,279,310
Keith E. Lindner    AFG       -          80,000        320,000        1,102,400     4,409,600
Carl H. Lindner III AFG       -         400,000              0        5,511,883             0
James E. Evans      AFG       -          31,000        120,000          237,070       922,800
                    AFEI (b)  -         115,000              0          812,500             0


(a) The value of unexercised in-the-money options is calculated based on the closing market price on December 31, 1996 for AFG's Common Stock on the New York Stock Exchange of $37.75 per share and AFEI's common stock on the Pacific Stock Exchange of $28.25 per share.

(b)    American Financial Enterprises, Inc., an 83%-owned subsidiary of AFG.


                                            ITEM 12

       Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders

       The following shareholders are the only persons known to own beneficially 5% or more of APU's outstanding voting securities as of March 31, 1997:


Name and Address
      of                                Amount and Nature of Voting      Percent of
Beneficial Owner (a)                    Securities Held (b)              Voting Securities
---------------------------------       ---------------------------      -----------------
American Financial Corporation
One East Fourth Street
  Cincinnati, Ohio 45202                         38,000,000                   80.9%

American Financial Group, Inc.
  One East Fourth Street
  Cincinnati, Ohio 45202                          9,000,000                   19.1%



(a) Carl H. Lindner, Carl H. Lindner III, S. Craig Lindner, Keith E. Lindner and trusts for their benefit (collectively the "Lindner Family") are the beneficial owners of approximately 45% of the voting stock of AFG. AFG and the Lindner Family may be deemed to be controlling persons of AFC and APU.

(b)    Shares of Common Stock.

Securities Ownership

       The voting equity securities of APU consist of its Common Stock. All of APU's Common Stock is owned by AFC and AFG. At March 31, 1997, the beneficial ownership of AFC voting preferred stock and the equity securities of AFC's parent and subsidiaries by each director, nominee for director, the executive officers named in the Summary Compensation Table and by all directors and executive officers as a group was as set forth below.
Mr. Martin and all directors and executive officers as a group beneficially own 40,483 and 60,810 shares, respectively, of the voting preferred stock of AFC. Messrs. Emmerich, Evans, Hunt, S.C. Lindner, Martin and all directors and executive officers as a group beneficially own 1,561; 19,638; 382; 69,308; 15,063; and 118,219 shares, respectively, of the common stock of AAG. Mr. Evans and all directors and executive officers as a group beneficially own 116,000 and 279,194 (2.1%) shares, respectively, of the common stock of AFEI. Beneficial ownership of shares of common stock of AFG was as follows:
Carl H. Lindner - 5,557,020 (9.6%); Carl H. Lindner III - 5,119,929 (8.7%);
S. Craig Lindner - 4,887,271 (8.4%); Keith E. Lindner - 4,880,231 (8.4%); Mr.
Emmerich - 17,899; Mr. Evans - 78,507; Mr. Hunt - 17,371; Mr. Martin - 41,280; and all directors and executive officers as a group - 20,776,397 (35.2%).

       In addition, Messrs. Emmerich, C.H. Lindner, K.E. Lindner and all directors and executive officers as a group beneficially own 1,000; 43,134; 11,887; and 253,500 shares, respectively, of the common stock of Chiquita.


                               ITEM 13

             Certain Relationships and Related Transactions

      Various business has been transacted between APU and certain affiliates, including rentals, investment management services, insurance and sales of assets. The financial terms (costs, interest rates, collateral, risks of collectibility and other) of these transactions are comparable to those prevailing at the time of consummation which would apply to unrelated parties, unless noted otherwise.

      Directors and executive officers of APU are also directors and executive officers of AFG and AFC. Information with regard to transactions involving persons who are or were directors or executive officers of APU is not included herein with respect to periods during which any such person did not hold such a position with APU.

Asset Transactions

       Following the Mergers, AFC and APU agreed that APU would make loans available to AFC of up to $675 million under a line of credit. Loans under the credit line bear interest at 11-5/8% and convert to a four-year term loan in March 2005. On December 27, 1996, APU paid a dividend to AFG which consisted of a $675 million note receivable from AFC, plus approximately $18.1 million of accrued interest, representing amounts outstanding at that date under the credit line with AFC.

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

       During 1996, APU purchased marketable securities from subsidiaries of AFC for $627 million. During the fourth quarter of 1996, APU sold
(i) marketable securities to subsidiaries of AFC for aggregate proceeds of $566 million; and (ii) certain coal properties and other real estate to AFC in return for promissory notes totaling $54.1 million. The notes each bear interest at prime plus 2%. Notes totaling $40.0 million are due on December 23, 1997 and the remaining notes are due on December 31, 1997.

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

Liability Transactions

      Following the Mergers, APU entered into a credit agreement with AFG under which APU and AFG can make loans of up to $200 million available to each other. In January 1997, the amount of available loans was increased to $250 million. The balance outstanding under the credit line bears interest at a variable rate of one percent over LIBOR and is payable on December 31, 2010. At December 31, 1996, amounts payable to AFG under the credit agreement totaled $175.5 million, plus $2.5 million of accrued interest.

Operations (Income/Expense) Transactions

       The respective investment portfolios of APU's non-standard automobile and workers' compensation insurance subsidiaries have been managed by AMMC for an aggregate annual management fee equal to 0.20% of that portion of the aggregate value of such companies' investment portfolios which is less than $500 million and 0.10% of that portion which exceeds $500 million. The aggregate market value at December 31, 1996 of APU's insurance company portfolios managed by AMMC was approximately $1.8 billion. AMMC has also managed APU's fixed income investment portfolio for an annual fee equal to
 .025% of the aggregate value of the portfolio, subject to a $125,000 annual minimum fee. The aggregate market value of the fixed income investment portfolio at December 31, 1996 was approximately $7 million. Each of the foregoing fees has been payable in quarterly installments based on asset values measured as of the end of the preceding calendar quarter. AMMC was paid an aggregate of approximately $2.4 million under the foregoing agreements for 1996.

       APU's insurance subsidiaries received an aggregate of approximately $68.8 million in premiums from GAI and its insurance company subsidiaries under various reinsurance arrangements in 1996. APU's subsidiaries paid Great American insurance companies an aggregate of approximately $73,000 in premiums for 1996 for general liability and other insurance coverage, and paid approximately $183,000 in commissions for 1996 to insurance agencies owned by GAI.

       APU leases office space in Cincinnati, Ohio from AFC. Rental amounts paid to AFC under the lease for 1996, including APU's proportionate share of operating and tax expense increases, were approximately $400,000.

       In 1996, APU utilized the services of Provident Travel Corporation, an AFC subsidiary, to facilitate business travel by their employees on terms and conditions customarily offered by commercial travel agencies in the area. During 1996, APU purchased approximately $258,000 of travel related services through Provident Travel. This amount includes the portion ultimately paid to the airlines or other service providers.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, duly authorized.

                                AMERICAN PREMIER UNDERWRITERS,
INC.


                                 BY:  Fred J. Runk
                                       Fred J. Runk
                                        Senior Vice President and Treasurer




Dated:  April 30, 1997