Form 10-Q
period 1997-03-31
AMERICAN PREMIER UNDERWRITERS INC
filed 1997-05-13
CIK 77098

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the Quarterly Period Ended                      Commission File
March 31, 1997                                      No. 1-1569



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


   As of May 1, 1997, there were 47,000,000 shares of the Registrant's Common Stock outstanding, 38,000,000 of which were owned by American Financial Corporation and 9,000,000 of which were owned by American Financial Group, Inc.

              AMERICAN PREMIER UNDERWRITERS, INC. 10-Q
                               PART I
                        FINANCIAL INFORMATION

        AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                        (Dollars In Millions)

                                                   March 31,  December 31,
                                                       1997          1996
Assets:
Cash and short-term investments                   $    86.5      $   68.5
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
      (market - $282.9 and $292.0)                    286.6         291.3
    Available for sale - at market
      (amortized cost - $1,455.8 and $1,454.6)      1,414.7       1,441.0
  Other stocks - principally at market
    (cost - $77.1 and $77.0)                           80.6          76.3
  Investment in investee                               38.4          36.6
  Loans receivable                                     24.6          30.8
  Real estate and other investments                     2.1           2.1
    Total investments                               1,847.0       1,878.1

Accrued investment income                              27.4          29.0
Agents' balances and premiums receivable              304.7         269.1
Amounts due from affiliates                            94.9         151.8
Recoverables from reinsurers and prepaid
  reinsurance premiums                                 65.5          67.6
Other receivables                                      29.0          45.5
Deferred acquisition costs                             86.3          76.3
Cost in excess of net assets acquired                 378.3         378.2
Deferred tax asset                                    162.9         154.7
Other assets                                          155.1         150.4
                                                   $3,237.6      $3,269.2

Liabilities and Shareholders' Equity:
Unpaid losses and loss adjustment expenses         $1,013.2      $1,048.8
Unearned premiums                                     424.7         379.8
Policyholder dividends                                 21.6          23.8
Long-term debt:
  Parent Company                                      159.9         160.5
  Subsidiaries                                          8.1           8.3
Amounts due to affiliates                             221.0         178.0
Accounts payable and other liabilities                343.3         425.5
    Total liabilities                               2,191.8       2,224.7

Shareholders' Equity:
  Common Stock, $1 par value
    47,000,000 shares outstanding                      47.0          47.0
  Capital surplus                                     580.0         580.4
  Retained earnings                                   443.2         426.3
  Net unrealized losses on marketable securities      (24.4)         (9.2)
    Total shareholders' equity                      1,045.8       1,044.5

                                                   $3,237.6      $3,269.2

              AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

        AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF EARNINGS
                            (In Millions)

                                                     Three months ended
                                                          March 31,
                                                       1997        1996
Income:
  Property and casualty insurance premiums           $317.3      $339.8
  Net investment income                                34.1        53.8
  Realized gains (losses) on sales of securities        (.9)        4.8
  Equity in net earnings of investee                    2.0         1.2
  Gain on sales of subsidiaries                          -         53.0
  Other income                                          1.5         3.9
                                                      354.0       456.5

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses               237.3       262.0
    Commissions and other underwriting expenses        71.7        79.5
  Interest charges on borrowed money                    7.8         9.8
  Other operating and general expenses                  9.7         9.7
                                                      326.5       361.0

Earnings before income taxes                           27.5        95.5
Provision for income taxes                             10.6        37.9

Net earnings before extraordinary item                 16.9        57.6

Extraordinary item - loss on prepayment of debt,
  net of tax benefit                                     -         (1.9)

Net Earnings                                         $ 16.9      $ 55.7

              AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

        AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Millions)

                                                       Three months ended
                                                             March 31,
                                                          1997       1996
Operating Activities:
  Net earnings                                          $ 16.9     $ 55.7
  Adjustments:
   Deferred federal income tax                              -        33.0
   Extraordinary loss on prepayment of debt                 -         1.9
   Depreciation and amortization                           6.8        7.4
   Equity in net earnings of investee                     (2.0)      (1.2)
   Realized (gains) losses on investing activities          .9      (58.1)
   Decrease (increase) in receivables                    (22.2)       8.5
   Increase in other assets                              (16.9)     (22.6)
   Decrease in unpaid losses and loss
     adjustment expenses                                 (35.7)     (29.5)
   Decrease in policyholder dividends                     (2.2)      (9.9)
   Increase (decrease) in unearned premiums               44.9       (9.0)
   Increase (decrease) in other liabilities              (76.7)      22.5
   Dividends from investee                                  .2         .2
   Other, net                                              (.2)       (.2)
                                                         (86.2)      (1.3)
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                          (203.6)    (122.8)
    Equity securities                                      (.2)       (.2)
   Affiliates and subsidiaries                            (5.0)        -
   Property and equipment                                 (1.4)      (1.8)
  Maturities and redemptions of fixed maturity
    investments                                           19.1       32.4
  Sales of:
    Fixed maturity investments                           196.2       82.3
    Equity securities                                       .1         .8
    Affiliates and subsidiaries                             -        66.2
    Real estate, property and equipment                     .1         .8
  Cash of subsidiaries acquired (sold)                      .1       (4.6)
  Increase in other investments                            (.1)        -
                                                           5.3       53.1
Financing Activities:
  Reductions of debt                                       (.9)     (38.5)
  Issuance of debt                                          -        11.0
  Net advances (to) from affiliates                       99.9      (73.0)
  Other, net                                               (.1)        -
                                                          98.9     (100.5)

Net Increase (Decrease) in Cash and Short-term
 Investments                                              18.0      (48.7)

Cash and short-term investments at beginning of period    68.5      116.4

Cash and short-term investments at end of period        $ 86.5     $ 67.7

              AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Accounting Policies

   Basis of Presentation In April 1995, American Premier Underwriters, Inc. ("APU") became a wholly-owned subsidiary of American Financial Group, Inc. ("AFG"), a new corporation formed by APU for the purpose of acquiring all of the common stock of APU and American Financial Corporation (the "Mergers"). As a result of the Mergers, all of the common stock of APU and American Financial Corporation ("AFC") was owned by AFG and AFG became APU's successor as the issuer of publicly held common stock. At the close of business on December 31, 1996, AFG contributed to AFC 81% of the Common Stock of APU.

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

   Investments   Debt securities are classified as "held to
   maturity" and reported at amortized cost if APU has the positive intent and ability to hold them to maturity. Debt and equity securities are classified as "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity if the securities are not classified as held to maturity or bought and held principally for selling in the near term. Only in certain limited circumstances, such as significant issuer credit deterioration or if required by insurance or other regulators, may a company change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future.

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

   APU's investments in equity securities of companies that are 20%- to 50%-owned by AFG and its subsidiaries are carried at cost, adjusted for a proportionate share of their undistributed earnings or losses.

              AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

   APU's investment in investee corporation reflects APU's 6% ownership (3.2 million shares) of the common stock of Chiquita Brands International, Inc. which is accounted for under the equity method.
   AFG and its other subsidiaries own an additional 37% of the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products. The market value of APU's investment in Chiquita was approximately $50.2 million at March 31, 1997.

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

   Deferred Acquisition Costs Policy acquisition costs (principally commissions, premium taxes and other underwriting expenses) related to the production of new business are deferred. The deferral of acquisition costs is limited based upon their recoverability without any consideration for anticipated investment income. Deferred policy acquisition costs are charged against income ratably over the term of the related policies.

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

              AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

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

   Income Taxes APU has filed consolidated federal income tax returns which include all 80%-owned U.S. subsidiaries. As a result of the Mergers, AFG (parent) has been included in APU's consolidated return for 1995 and 1996. At the close of business on December 31, 1996, AFG contributed 81% of the common stock of APU to AFC. Accordingly, AFC and APU will file a single consolidated return for 1997.

   Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a tax benefit will be realized.

   Benefit Plans   APU provides retirement benefits to qualified
   employees of participating companies through contributory and noncontributory defined contribution plans. In addition, APU sponsored employee savings plans under which APU matched a specified portion of contributions made by eligible employees. Contributions to benefit plans and savings plans are charged against earnings in the year for which they are declared. APU had Employee Stock Ownership Retirement Plans ("ESORP"). In 1997, these ESORP plans were combined into a new plan. Like the ESORP plans, the new plan is a noncontributory, qualified plan invested in securities of AFG and affiliates for the benefit of employees.

   APU and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. APU also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period the employees qualify for such benefits.

              AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

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

C. Long-term Debt

   The carrying value of long-term debt consisted of the following
   (in millions):


                                               March 31,  December 31,
                                                   1997          1996
     Parent Company:
      Subordinated notes, 10-7/8%, due 2011      $ 16.8        $ 16.8
      Subordinated notes, 10-5/8%, due 2000        51.7          52.0
      Subordinated notes,  9-3/4%, due 1999        91.4          91.7
                                                  159.9         160.5
     Subsidiaries:
      Other                                         8.1           8.3

         Total                                   $168.0        $168.8


   In 1995, Pennsylvania Company ("Pennco"), a wholly-owned subsidiary of APU, entered into a collateralized five-year reducing revolving credit agreement with several banks, under which it can borrow up to $75 million. There were no borrowings outstanding under this agreement at March 31, 1997 or December 31, 1996.

              AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

D.  Common Stock

    APU is authorized to issue 200,000,000 shares of Common Stock.  At
    March 31, 1997, there were 47,000,000 shares of Common Stock outstanding, 38,000,000 of which were owned by AFC and 9,000,000 of which were owned by AFG.

E.   Cash Flows - Fixed Maturity Investments

     "Investing activities" related to fixed maturity investments in APU's Statement of Cash Flows consisted of the following (in millions):


                                    Maturities
                                           and              Gross      Gross
                      Purchases    Redemptions     Sales    Gains     Losses
1997
Held to Maturity         $   .1          $10.8     $   -     $ -       $ -
Available for Sale        203.5            8.3      196.2      .3      (1.2)
     Total               $203.6          $19.1     $196.2    $ .3     ($1.2)
1996
Held to Maturity         $  8.6          $17.8     $   -     $ -       $ -
Available for Sale        114.2           14.6       82.3     4.2       (.2)
     Total               $122.8          $32.4     $ 82.3    $4.2       (.2)



F.   Contingencies

     There have been no significant changes to the matters discussed in Note K - "Contingencies" in APU's Annual Report on Form 10-K for 1996.

              AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

                               ITEM 2

                Management's Discussion and Analysis
          of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

Ratios The ratio of APU's (parent-only) long-term debt to total capital was 13% at both March 31, 1997 and December 31, 1996. APU's ratio of earnings to fixed charges on a total enterprise basis was 3.92 for the first three months of 1997 compared to 8.92 for the entire year of 1996.

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

APU has a credit agreement with AFG under which APU and AFG could make loans of up to $200 million available to each other. In January 1997, the amount of available loans was increased to $250 million. The balance outstanding under the credit line bears interest at a variable rate of one percent over LIBOR and is payable on December 31, 2010. Principal amounts payable to AFG under the credit agreement totaled $217.5 million (plus $3.5 million of accrued interest) at March 31, 1997 and $175.5 million (plus $2.5 million of accrued interest) at December 31, 1996.

APU and Pennco also have separate revolving credit agreements with two AFC subsidiaries under which aggregate loans are available to those subsidiaries of up to $170 million. Loans made under the credit lines bear interest at floating rates based on prime or LIBOR. Aggregate amounts outstanding under the credit lines totaled $38.5 million (plus $.8 million of accrued interest) at March 31, 1997 and $96.5 million (plus $1.0 million of accrued interest) at December 31, 1996.

Through 1995, APU has filed consolidated federal income tax returns and will do so again for 1996. APU's federal income tax loss carryforward had been available to offset taxable income and, as a result, APU's obligation to pay federal income tax for 1996 is substantially eliminated. At the close of business on December 31, 1996, AFG contributed 81% of the common stock of APU to AFC. Accordingly, beginning with the 1997 federal tax return, APU and its 80%-owned U.S. subsidiaries will join AFC's consolidated federal tax return. Under tax allocation agreements, APU's insurance subsidiaries generally compute tax provisions as if filing separate returns with the resulting provision (or credit) currently payable to (or receivable from) APU.

              AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

                Management's Discussion and Analysis
    of Financial Condition and Results of Operations - Continued

Investments Approximately 94% of the bonds and redeemable preferred stocks held by APU were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at March 31, 1997. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

RESULTS OF OPERATIONS

General Pretax earnings for the three months ended March 31, 1997 were $27.5 million, a decrease of $68.0 million from the comparable 1996 period. Results for 1996 include a $53 million gain from the sale of Buckeye Management Company. Excluding the Buckeye gain and net gains and losses realized on sales of securities, pretax earnings decreased $9.3 million due primarily to an $18.9 million decrease in investment income (including equity in net earnings of investee), partially offset by a $10.0 million improvement in underwriting results and a $2.0 million decrease in interest expense.

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

Underwriting profitability is measured by the combined ratio which is a sum of the ratios of underwriting losses, loss adjustment expenses, underwriting expenses and policyholder dividends to premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

Net written premiums and combined ratios for APU's insurance subsidiaries are as follows (dollars in millions):

                                 Three months ended
                                      March 31,
                                   1997      1996
  Net Written Premiums (GAAP)
  NSA Group                      $304.1    $271.3
  Republic Indemnity               57.9      59.3

                                 $362.0    $330.6

  Combined Ratios (GAAP)
  NSA Group                       97.2%     102.1%
  Republic Indemnity              98.4%      92.4%
  Aggregate                       97.4%     100.6%

              AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

                Management's Discussion and Analysis
    of Financial Condition and Results of Operations - Continued


 NSA Group For the first quarter of 1997, net written premiums of the NSA Group increased 12% from the comparable 1996 period due primarily to volume increases in California resulting from enactment of legislation requiring drivers to provide proof of insurance coverage in order to obtain a valid permit. The improvement in the combined ratio reflects rate increases in various states over the last couple of years.

 Republic Indemnity Following significant declines during 1995 and 1996 as a result of mandatory premium rate reductions and an extremely competitive pricing environment in the California workers' compensation market, net written premiums for Republic Indemnity have stabilized in 1997 at approximately the same level as in the 1996 first quarter. Underwriting results for the 1996 first quarter included reductions in loss, loss adjustment expense and policyholder dividend reserves prompted by fundamental changes in the California workers' compensation market and actuarial evaluations. Excluding the effects of such reserve reductions, Republic Indemnity's 1997 first quarter underwriting results improved moderately as compared to 1996 due primarily to a decrease in the frequency and severity of claims.

Investment Income Investment income decreased $19.7 million (37%) due primarily to a decrease in funds advanced to affiliates. In December 1996, APU paid a dividend to AFG of $675 million consisting of amounts then outstanding under APU's credit line with AFC. Investment income includes $2.8 million and $20.0 million earned in the first quarter of 1997 and 1996, respectively, on amounts due from affiliates.

Investee Corporations Equity in net earnings of investee corporations represents APU's proportionate share of the earnings of Chiquita Brands International, Inc.

Interest on Borrowed Money Excluding interest expense of $3.5 million in 1997 on amounts due to AFG, interest expense for the three month period decreased by $5.5 million (56%) from the comparable 1996 period. The decrease reflects a reduction in long-term debt resulting from the repurchase of subordinated notes during 1996.

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


                              American Premier Underwriters, Inc.



May 12, 1997                  BY: /s/ Fred J. Runk
                                  Fred J. Runk
                                  Senior Vice President and Treasurer