Form 10-Q
period 1997-06-30
AMERICAN PREMIER UNDERWRITERS INC
filed 1997-08-13
CIK 77098

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For the Quarterly Period Ended                      Commission File
June 30, 1997                                       No. 1-1569



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


   As of August 1, 1997, there were 47,000,000 shares of the Registrant's Common Stock outstanding, 38,000,000 of which were owned by American Financial Corporation and 9,000,000 of which were owned by American Financial Group, Inc.

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q
                             PART I
                      FINANCIAL INFORMATION

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                      (Dollars In Millions)

                                                      June 30,    December 31,
                                                         1997            1996
Assets:
Cash and short-term investments                      $  102.9        $   68.5
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
      (market - $263.9 and $292.0)                      264.2           291.3
    Available for sale - at market
      (amortized cost - $1,406.5 and $1,454.6)        1,392.3         1,441.0
  Other stocks - principally at market
    (cost - $83.1 and $77.0)                            103.2            76.3
  Investment in investee                                 40.6            36.6
  Loans receivable                                       24.6            30.8
  Real estate and other investments                       1.5             2.1
    Total investments                                 1,826.4         1,878.1

Accrued investment income                                26.0            29.0
Agents' balances and premiums receivable                323.9           269.1
Amounts due from affiliates                              78.8           151.8
Recoverables from reinsurers and prepaid
  reinsurance premiums                                   67.4            67.6
Other receivables                                        23.7            45.5
Deferred acquisition costs                               89.8            76.3
Cost in excess of net assets acquired                   375.4           378.2
Deferred tax asset                                      147.6           154.7
Other assets                                            156.9           150.4

                                                     $3,218.8        $3,269.2

Liabilities and Shareholders' Equity:
Unpaid losses and loss adjustment expenses           $1,024.2        $1,048.8
Unearned premiums                                       446.8           379.8
Policyholder dividends                                   12.7            23.8
Long-term debt:
  Parent Company                                        159.7           160.5
  Subsidiaries                                            7.9             8.3
Amounts due to affiliates                               132.5           178.0
Accounts payable and other liabilities                  341.9           425.5
    Total liabilities                                 2,125.7         2,224.7

Shareholders' Equity:
  Common Stock, $1 par value
    47,000,000 shares outstanding                        47.0            47.0
  Capital surplus                                       580.3           580.4
  Retained earnings                                     462.0           426.3
  Net unrealized losses on marketable securities          3.8            (9.2)
    Total shareholders' equity                        1,093.1         1,044.5

                                                     $3,218.8        $3,269.2

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
                          (In Millions)


                                        Three months ended    Six months ended
                                              June 30,            June 30,
                                           1997       1996      1997      1996
Income:
  Property and casualty insurance
    premiums                             $335.0     $337.7    $652.3    $677.5
  Net investment income                    33.0       55.7      67.1     109.5
  Realized gains (losses) on sales
    of securities                           (.2)       1.9      (1.1)      6.7
  Equity in net earnings of investee        2.3        1.8       4.3       3.0
  Gain on sales of subsidiaries              -          .1        -       53.1
  Other income                              4.7        2.7       6.2       6.6
                                          374.8      399.9     728.8     856.4

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses 257.6 250.3 494.9 512.3 Commissions and other underwriting
      expenses                             69.4       82.1     141.1     161.6
  Interest charges on borrowed money        6.6       10.6      14.4      20.4
  Other operating and general expenses     14.6       13.1      24.3      22.8
                                          348.2      356.1     674.7     717.1

Earnings before income taxes               26.6       43.8      54.1     139.3
Provision for income taxes                  7.7       17.1      18.3      55.0

Earnings before extraordinary item         18.9       26.7      35.8      84.3

Extraordinary item - loss on prepayment
  of debt, net of tax benefit                -        (2.7)       -       (4.6)

Net Earnings                             $ 18.9     $ 24.0    $ 35.8    $ 79.7

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Millions)

                                                           Six months ended
                                                                June 30,
                                                              1997     1996
Operating Activities:
  Net earnings                                              $ 35.8   $ 79.7
  Adjustments:
   Deferred federal income tax                                 -       50.6
   Extraordinary loss on prepayment of debt                    -        4.6
   Depreciation and amortization                              13.3     14.8
   Equity in net earnings of investee                         (4.3)    (3.0)
   Realized (gains) losses on investing activities             1.0    (59.7)
   Decrease (increase) in receivables                        (41.1)    23.9
   Decrease (increase) in other assets                       (27.6)     5.5
   Decrease in unpaid losses and loss
     adjustment expenses                                     (24.6)   (62.0)
   Decrease in policyholder dividends                        (11.0)   (15.2)
   Increase (decrease) in unearned premiums                   67.0    (29.0)
   Decrease in other liabilities                             (80.0)   (14.4)
   Dividends from investee                                      .3       .3
   Other, net                                                  (.3)     (.1)
                                                             (71.5)    (4.0)
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                              (252.1)  (194.9)
    Equity securities                                         (5.8)     (.2)
    Affiliates and subsidiaries                               (5.0)      -
    Property and equipment                                    (4.8)    (3.1)
  Maturities and redemptions of fixed maturity
    investments                                               55.2     57.5
  Sales of:
    Fixed maturity investments                               291.1    134.0
    Equity securities                                           .1      1.0
    Affiliates and subsidiaries                                -       66.2
    Real estate, property and equipment                        1.0      1.3
  Cash of subsidiaries acquired (sold)                          .1     (4.6)
  Increase in other investments                                (.1)     (.1)
                                                              79.7     57.1
Financing Activities:
  Reductions of debt                                          (1.3)  (123.4)
  Issuance of debt                                             -       52.0
  Net advances (to) from affiliates                           27.5    (24.8)
                                                              26.2    (96.2)

Net Increase (Decrease) in Cash and Short-term Investments    34.4    (43.1)

Cash and short-term investments at beginning of period        68.5    116.4

Cash and short-term investments at end of period            $102.9   $ 73.3

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

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

   APU's investment in investee corporation reflects APU's 6% ownership
   (3.2 million shares) of the common stock of Chiquita Brands
   International, Inc. which is accounted for under the equity method.
   AFG and its other subsidiaries own an additional 37% of the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products. The market value of APU's investment in Chiquita was approximately
   $44.5 million at June 30, 1997.

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

C. Long-term Debt

   The carrying value of long-term debt consisted of the following
   (in millions):
                                                June 30,   December 31,
                                                   1997           1996
     Parent Company:
      Subordinated notes, 10-7/8%, due 2011      $ 16.8         $ 16.8
      Subordinated notes, 10-5/8%, due 2000        51.7           52.0
      Subordinated notes,  9-3/4%, due 1999        91.2           91.7
                                                  159.7          160.5
     Subsidiaries:
      Other                                         7.9            8.3

         Total                                   $167.6         $168.8

   In 1995, Pennsylvania Company ("Pennco"), a wholly-owned subsidiary of APU, entered into a collateralized five-year reducing revolving credit agreement with several banks, under which it can borrow up to $75 million. There were no borrowings outstanding under this agreement at June 30, 1997 or December 31, 1996.

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

D. Common Stock

   APU is authorized to issue 200,000,000 shares of Common Stock. At June 30, 1997, there were 47,000,000 shares of Common Stock outstanding, 38,000,000 of which were owned by AFC and 9,000,000 of which were owned by AFG.

E. Cash Flows - Fixed Maturity Investments

   "Investing activities" related to fixed maturity investments in APU's Statement of Cash Flows consisted of the following (in millions):


                                  Held to   Available
     1997                        Maturity    For Sale       Total
     Purchases                      $  .1      $252.0      $252.1
     Maturities and redemptions      33.3        21.9        55.2
     Sales                             -        291.1       291.1

     1996
     Purchases                      $11.6      $183.3      $194.9
     Maturities and redemptions      25.2        32.3        57.5
     Sales                             -        134.0       134.0


F. Contingencies

   There have been no significant changes to the matters discussed in Note K - "Contingencies" in APU's Annual Report on Form 10-K for 1996.

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

                             ITEM 2

              Management's Discussion and Analysis
        of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

Ratios The ratio of APU's (parent-only) long-term debt to total capital was 13% at both June 30, 1997 and December 31, 1996. APU's ratio of earnings to fixed charges on a total enterprise basis was 4.06 for the first six months of 1997 compared to 8.92 for the entire year of 1996.

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

APU has a credit agreement with AFG under which APU and AFG could make loans of up to $200 million available to each other. In January 1997, the amount of available loans was increased to $250 million. The balance outstanding under the credit line bears interest at a variable rate of one percent over LIBOR and is payable on December 31, 2010. Principal amounts payable to AFG under the credit agreement totaled $130.1 million (plus $2.4 million of accrued interest) at June 30, 1997 and $175.5 million (plus $2.5 million of accrued interest) at December 31, 1996.

APU and Pennco also have separate revolving credit agreements with two AFC subsidiaries under which aggregate loans are available to those subsidiaries of up to $170 million. Loans made under the credit lines bear interest at floating rates based on prime or LIBOR. Aggregate amounts outstanding under the credit lines totaled $21.7 million (plus $.1 million of accrued interest) at June 30, 1997 and $96.5 million (plus $1.0 million of accrued interest) at December 31, 1996.

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

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations - Continued


Investments Approximately 94% of the bonds and redeemable preferred stocks held by APU were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at June 30, 1997. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

RESULTS OF OPERATIONS

General Pretax earnings for the second quarter of 1997 were $26.6 million, a decrease of $17.2 million from the comparable 1996 period. The decrease is attributable to a $22.7 million decrease in investment income and a decrease of $2.1 million in realized gains. These items were partially offset by a reduction of $4.0 million in interest expense resulting from debt retirements in 1996 and a $2.7 million improvement in underwriting profit.

Pretax earnings for the six months ended June 30, 1997 were $54.1 million, a decrease of $85.2 million from the comparable 1996 period. Results for 1996 include a $53 million gain from the sale of Buckeye Management Company. Excluding the Buckeye gain and net gains and losses realized on sales of securities, pretax earnings decreased $24.3 million due primarily to a $42.4 million decrease in investment income, partially offset by a $12.7 million improvement in underwriting results and a $6.0 million decrease in interest expense.

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

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations - Continued


Net written premiums and combined ratios for APU's insurance subsidiaries are as follows (dollars in millions):

                                Three months ended      Six months ended
                                      June 30,              June 30,
                                  1997        1996        1997      1996
  Net Written Premiums (GAAP)
  NSA Group                     $302.2      $264.3      $606.3    $535.5
  Republic Indemnity              55.0        55.3       112.9     114.7

                                $357.2      $319.6      $719.2    $650.2

  Combined Ratios (GAAP)
  NSA Group                       96.8%      101.3%       97.0%    101.7%
  Republic Indemnity             101.7%       84.4%      100.1%     88.3%
  Aggregate                       97.7%       98.4%       97.6%     99.5%


 NSA Group For the second quarter and first six months of 1997, net written premiums of the NSA Group increased 14% and 13%, respectively, from the comparable 1996 periods due primarily to volume increases in California resulting from enactment of legislation requiring drivers to provide proof of insurance coverage in order to obtain a valid permit. The improvement in the combined ratio reflects rate increases in various states over the last couple of years.

 Republic Indemnity Following significant declines during 1995 and 1996 as a result of mandatory premium rate reductions and an extremely competitive pricing environment in the California workers' compensation market, net written premiums for Republic Indemnity have stabilized in 1997 at approximately the same level as in the first six months of 1996. Underwriting results for the second quarter and first six months of 1997 and 1996 included reductions in loss, loss adjustment expense and policyholder dividend reserves prompted by fundamental changes in the California workers' compensation market and actuarial evaluations. Excluding the effects of these reserve reductions, Republic Indemnity's underwriting results for the second quarter and first six months of 1997 decreased as compared to the comparable 1996 periods due primarily to an increase in the severity of claims.

Investment Income Investment income decreased $22.7 million (41%) during the second quarter and $42.4 million (39%) during the first half of 1997 due primarily to a decrease in funds advanced to affiliates and a decrease in average investments held resulting from debt repurchases in 1996. In December 1996, APU paid a dividend to AFG of $675 million consisting of amounts then outstanding under APU's credit line with AFC. Investment income includes $3.7 million and $41.1 million earned during the first six months of 1997 and 1996, respectively, on amounts due from affiliates.

Investee Corporations Equity in net earnings of investee corporations represents APU's proportionate share of the earnings of Chiquita
Brands International, Inc.

Interest on Borrowed Money Excluding interest on amounts due to AFG, interest expense for the second quarter and six months ended June 30, 1997 decreased by $1.1 million (46%) and $7.0 million (45%), respectively, from the comparable 1996 periods. The decreases reflect the repurchase of subordinated notes during 1996. Interest on amounts due AFG was $5.9 million and $4.9 million during the first six months of 1997 and 1996, respectively.

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations - Continued


NEW TAX LEGISLATION

New federal tax legislation was signed into law in August 1997.
Management believes the legislation will not have a material effect on APU's financial condition or results of operations.

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


                              American Premier Underwriters, Inc.



August 12, 1997               BY: /s/ Fred J. Runk
                                  Fred J. Runk
                                  Senior Vice President and Treasurer