Form 10-Q
period 1997-09-30
AMERICAN PREMIER UNDERWRITERS INC
filed 1997-11-14
CIK 77098

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For the Quarterly Period Ended                      Commission File
September 30, 1997                                  No. 1-1569



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


   As of November 1, 1997, there were 47,000,000 shares of the Registrant's Common Stock outstanding, 38,000,000 of which were owned by American Financial Corporation and 9,000,000 of which were owned by American Financial Group, Inc.

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q
                             PART I
                      FINANCIAL INFORMATION

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                      (Dollars In Millions)


                                                 September 30,   December 31,
                                                         1997           1996
Assets:
Cash and short-term investments                      $  123.2       $   68.5
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
      (market - $246.0 and $292.0)                      243.6          291.3
    Available for sale - at market
      (amortized cost - $1,454.0 and $1,454.6)        1,465.1        1,441.0
  Other stocks - principally at market
    (cost - $51.1 and $77.0)                             60.5           76.3
  Investment in investee                                 38.6           36.6
  Loans receivable                                       24.5           30.8
  Real estate and other investments                       1.3            2.1
    Total investments                                 1,833.6        1,878.1

Accrued investment income                                25.4           29.0
Agents' balances and premiums receivable                317.4          269.1
Amounts due from affiliates                              78.1          151.8
Recoverables from reinsurers and prepaid
  reinsurance premiums                                   72.2           67.6
Other receivables                                        28.3           45.5
Deferred acquisition costs                               89.7           76.3
Cost in excess of net assets acquired                   372.3          378.2
Deferred tax asset                                      117.9          154.7
Other assets                                            147.0          150.4

                                                     $3,205.1       $3,269.2

Liabilities and Shareholders' Equity:
Unpaid losses and loss adjustment expenses           $1,045.9       $1,048.8
Unearned premiums                                       441.8          379.8
Policyholder dividends                                    9.0           23.8
Long-term debt:
  Parent Company                                        150.4          160.5
  Subsidiaries                                            7.7            8.3
Amounts due to affiliates                               115.1          178.0
Accounts payable and other liabilities                  324.6          425.5
    Total liabilities                                 2,094.5        2,224.7

Shareholders' Equity:
  Common Stock, $1 par value
    47,000,000 shares outstanding                        47.0           47.0
  Capital surplus                                       580.0          580.4
  Retained earnings                                     470.3          426.3
  Net unrealized gains (losses) on marketable
    securities                                           13.3           (9.2)
    Total shareholders' equity                        1,110.6        1,044.5

                                                     $3,205.1       $3,269.2

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
                          (In Millions)


                                       Three months ended    Nine months ended
                                          September 30,        September 30,
                                            1997     1996       1997      1996
Income:
  Property and casualty insurance
    premiums                              $338.6   $320.7   $  990.9  $  998.2
  Net investment income                     32.8     55.1       99.9     164.6
  Realized gains (losses) on sales
    of securities                           18.3      (.1)      17.2       6.6
  Equity in net earnings (losses)
    of investee                             (1.8)    (1.4)       2.5       1.6
  Gain on sales of subsidiaries               -        -          -       53.1
  Other income                               4.7      5.2       10.9      11.8
                                           392.6    379.5    1,121.4   1,235.9

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses 272.0 221.4 766.9 733.7 Commissions and other underwriting
      expenses                              76.6     69.8      217.7     231.4
  Interest charges on borrowed money         6.1      9.2       20.5      29.6
  Other operating and general expenses      21.4     12.7       45.7      35.5
                                           376.1    313.1    1,050.8   1,030.2

Earnings before income taxes                16.5     66.4       70.6     205.7
Provision for income taxes                   7.6     24.0       25.9      79.0

Earnings before extraordinary item           8.9     42.4       44.7     126.7

Extraordinary item - loss on prepayment
  of debt, net of tax benefit                (.7)      -         (.7)     (4.6)

Net Earnings                              $  8.2   $ 42.4   $   44.0  $  122.1

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

      AMERICAN PREMIER UNDERWRITERS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Millions)

                                                  Nine months ended
                                                    September 30,
                                                    1997       1996
Operating Activities:
  Net earnings                                    $ 44.0     $122.1
  Adjustments:
   Deferred federal income tax                      24.9       75.4
   Extraordinary loss on prepayment of debt           .7        4.6
   Depreciation and amortization                    21.1       22.0
   Equity in net earnings of investee               (2.5)      (1.6)
   Realized gains on investing activities          (17.3)     (61.6)
   Decrease (increase) in receivables              (39.1)      27.5
   Decrease (increase) in other assets             (14.4)       3.4
   Decrease in unpaid losses and loss
     adjustment expenses                            (2.9)     (97.0)
   Decrease in policyholder dividends              (14.8)     (26.5)
   Increase (decrease) in unearned premiums         62.0      (44.2)
   Decrease in other liabilities                  (103.0)     (21.2)
   Dividends from investee                            .5         .5
   Other, net                                        (.4)        -
                                                   (41.2)       3.4
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                    (387.5)    (210.8)
    Equity securities                              (10.9)       (.2)
    Affiliates and subsidiaries                     (5.0)        -
    Property and equipment                          (7.7)      (5.8)
  Maturities and redemptions of fixed maturity
    investments                                    114.2       74.7
  Sales of:
    Fixed maturity investments                     337.3      165.5
    Equity securities                               56.4        1.0
    Affiliates and subsidiaries                       -        66.2
    Real estate, property and equipment              1.2        3.4
  Cash of subsidiaries acquired (sold)                .1       (4.6)
  Decrease (increase) in other investments          (1.2)        .1
                                                    96.9       89.5
Financing Activities:
  Reductions of debt                               (11.7)    (146.0)
  Issuance of debt                                    -        74.0
  Net advances (to) from affiliates                 10.9      (32.7)
  Other, net                                         (.1)        -
                                                     (.9)    (104.7)

Net Increase (Decrease) in Cash and Short-term
  Investments                                       54.7      (11.8)

Cash and short-term investments at beginning
  of period                                         68.5      116.4

Cash and short-term investments at end of period  $123.2     $104.6

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

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

   APU's investment in investee corporation reflects APU's 5% ownership (3.2 million shares) of the common stock of Chiquita Brands International, Inc. which is accounted for under the equity method. AFG and its other subsidiaries own an additional 35% of the common stock of Chiquita. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products. The market value of APU's investment in Chiquita was approximately $52 million at September 30, 1997.

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

   Benefit Plans APU provides retirement benefits to qualified employees of participating companies through contributory and noncontributory defined contribution plans. Contributions to benefit plans and savings plans are charged against earnings in the year for which they are declared. APU sponsored contributory employee savings plans under which APU matched a specified portion of contributions made by eligible employees. APU also had Employee Stock Ownership Retirement Plans ("ESORP") under which contributions were invested in securities of AFG and affiliates for the benefit of APU employees. In 1997, these ESORP plans were combined into a new plan. Like the ESORP plans, the new plan is a noncontributory, qualified plan invested in securities of AFG and affiliates for the benefit of employees.

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

C. Long-term Debt

   The carrying value of long-term debt consisted of the
   following (in millions):
                                               September 30,  December 31,
                                                       1997          1996
     Parent Company:
      Subordinated notes, 10-7/8%, due 2011          $ 16.5        $ 16.8
      Subordinated notes, 10-5/8%, due 2000            43.0          52.0
      Subordinated notes,  9-3/4%, due 1999            90.9          91.7
                                                      150.4         160.5
     Subsidiaries:
      Other                                             7.7           8.3

         Total                                       $158.1        $168.8

   During the first nine months of 1997, APU repurchased $10.1 million of its subordinated notes for approximately $11.1 million, resulting in an extraordinary loss of $.7 million.

   In 1995, Pennsylvania Company ("Pennco"), a wholly-owned subsidiary of APU, entered into a collateralized five-year reducing revolving credit agreement with several banks, under which it can borrow up to $75 million. There were no borrowings outstanding under this agreement at September 30, 1997 or December 31, 1996.

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

D.  Common Stock

    APU is authorized to issue 200,000,000 shares of Common Stock. At September 30, 1997, there were 47,000,000 shares of Common Stock outstanding, 38,000,000 of which were owned by AFC and 9,000,000 of which were owned by AFG.

E.  Cash Flows - Fixed Maturity Investments

    "Investing activities" related to fixed maturity investments in APU's Statement of Cash Flows consisted of the following (in millions):

                                 Held to Available
     1997                       Maturity  For Sale       Total
     Purchases                     $  .1    $387.4      $387.5
     Maturities and redemptions     52.7      61.5       114.2
     Sales                            -      337.3       337.3

     1996
     Purchases                     $11.6    $199.2      $210.8
     Maturities and redemptions     39.1      35.6        74.7
     Sales                            -      165.5       165.5


F.  Contingencies

    There have been no significant changes to the matters discussed in Note K - "Contingencies" in APU's Annual Report on Form 10-K for 1996.

G.  Subsequent Event

    On October 22, 1997, APU announced that it has agreed to sell the assets of its software solutions and consulting services subsidiary, Millennium Dynamics, Inc., to a subsidiary of Peritus Software Services, Inc. APU is to receive $30 million in cash and 2,175,000 shares of Peritus common stock on the sale which is expected to close in the fourth quarter of 1997. APU estimates that its basis in the subsidiary, plus fees and expenses related to the sale, will be approximately $15 million to $20 million.

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

                             ITEM 2

              Management's Discussion and Analysis
        of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

Ratios The ratio of APU's (parent-only) long-term debt to total capital was 12% at September 30, 1997 and 13% at December 31, 1996. APU's ratio of earnings to fixed charges on a total enterprise basis was 3.92 for the first nine months of 1997 and 8.92 for the entire year of 1996.

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

APU has a credit agreement with AFG under which APU and AFG could make loans of up to $250 million available to each other. The balance outstanding under the credit line bears interest at a variable rate of one percent over LIBOR and is payable on December 31, 2010. Principal amounts payable to AFG under the credit agreement totaled $113.1 million (excluding $2.0 million of accrued interest) at September 30, 1997 and $175.5 million (excluding
$2.5 million of accrued interest) at December 31, 1996.

APU and Pennco also have separate revolving credit agreements with two AFC subsidiaries under which aggregate loans are available to those subsidiaries of up to $170 million. Loans made under the credit lines bear interest at floating rates based on prime or LIBOR. Aggregate amounts outstanding under the credit lines totaled $21.7 million (plus $.4 million of accrued interest) at September 30, 1997 and $96.5 million (plus $1.0 million of accrued interest) at December 31, 1996.

Through 1996, APU has filed consolidated federal income tax returns. At the close of business on December 31, 1996, AFG contributed 81% of the common stock of APU to AFC. Accordingly, beginning with the 1997 federal tax return, APU and its 80%-owned U.S. subsidiaries will join AFC's consolidated federal tax return. Under tax allocation agreements, APU and its insurance subsidiaries generally compute tax provisions as if filing separate returns with the resulting provision (or credit) currently payable to (or receivable from) AFC.

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations - Continued


Investments Approximately 94% of the bonds and redeemable preferred stocks held by APU were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at September 30, 1997. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

RESULTS OF OPERATIONS

General Pretax earnings for the third quarter of 1997 were $16.5 million, a decrease of $49.9 million from the comparable 1996 period. The decrease is attributable to a $39.5 million decrease in underwriting results and a $22.3 million decrease in investment income. These items were partially offset by an increase of $18.4 million in realized gains and a reduction of $3.1 million in interest expense resulting from debt retirements in 1996.

Pretax earnings for the nine months ended September 30, 1997 were $70.6 million, a decrease of $135.1 million from the comparable 1996 period. Results for 1996 include a $53 million gain from the sale of Buckeye Management Company. Excluding the Buckeye gain and net gains and losses realized on sales of securities, pretax earnings decreased $92.6 million due primarily to a $64.7 million decrease in investment income and a $26.8 million decrease in underwriting results, partially offset by a $9.1 million decrease in interest expense.

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

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations - Continued


Net written premiums and combined ratios for APU's insurance subsidiaries are as follows (dollars in millions):

                               Three months ended     Nine months ended
                                  September 30,         September 30,
                                  1997       1996        1997      1996
  Net Written Premiums (GAAP)
  NSA Group                     $277.2     $248.0    $  883.5    $783.5
  Republic Indemnity              56.6       54.6       169.5     169.3

                                $333.8     $302.6    $1,053.0    $952.8

  Combined Ratios (GAAP)
  NSA Group                       96.9%      98.1%       97.0%    100.5%
  Republic Indemnity             132.4%      56.3%      111.2%     77.8%
  Aggregate                      102.9%      90.8%       99.3%     96.7%


 NSA Group For the third quarter and first nine months of 1997, net written premiums of the NSA Group increased 12% and 13%, respectively, from the comparable 1996 periods due primarily to volume increases in California resulting from enactment of legislation requiring drivers to provide proof of insurance coverage in order to obtain a valid permit. The improvement in the combined ratio reflects rate increases in various states over the last couple of years.

 Republic Indemnity Following significant declines during 1995 and 1996 as a result of mandatory premium rate reductions and an extremely competitive pricing environment in the California workers' compensation market, net written premiums for Republic Indemnity have stabilized in 1997 at approximately the same level as in the first nine months of 1996. Underwriting results for the third quarter and first nine months of 1997 declined due primarily to (i) 1996 reductions in reserves for business written primarily prior to 1995 in response to fundamental changes in the California workers' compensation market and actuarial evaluations, and (ii) increased losses during the third quarter of 1997 relating to deteriorating underwriting margins in business written in 1996 and 1997.

Investment Income Investment income decreased $22.3 million (40%) during the third quarter and $64.7 million (39%) during the first nine months of 1997 due primarily to a decrease in funds advanced to affiliates and a decrease in average investments held resulting from debt repurchases in 1996. In December 1996, APU paid a dividend to AFG of $675 million consisting of amounts then outstanding under APU's credit line with AFC. Investment income includes $4.2 million and $61.8 million earned during the first nine months of 1997 and 1996, respectively, on amounts due from affiliates.

Investee Corporations Equity in net earnings of investee corporations represents APU's proportionate share of the earnings of Chiquita Brands International, Inc. Interest on Borrowed Money Excluding interest on amounts due to AFG, interest expense for the third quarter and nine months ended September 30, 1997 decreased by $2.7 million (40%) and $9.7 million (44%), respectively, from the comparable 1996 periods. The decreases reflect the repurchase of subordinated notes during 1996. Interest on amounts due AFG was $7.9 million and $7.3 million during the first nine months of 1997 and 1996, respectively.

            AMERICAN PREMIER UNDERWRITERS, INC. 10-Q

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations - Continued


Other Operating and General Expenses Other operating and general expenses increased $8.7 million (69%) during the third quarter and $10.2 million (29%) during the first nine months of 1997 due primarily to costs incurred by APU's software solutions and consulting services operations which were purchased from a subsidiary of AFC at the end of the first quarter of 1997.

New Accounting Standards to be Implemented During 1997, the Financial Accounting Standards Board issued the following Statement of Financial Accounting Standards ("SFAS"); the implementation of these standards will not have a significant effect on APU's financial position or results of operations.

  SFAS #      Subject of Standard      Period to be Implemented
   129        Capital Structure         4th quarter of 1997
   130        Comprehensive Income      1st quarter of 1998
   131        Segment Information       4th quarter of 1998

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


                              American Premier Underwriters, Inc.



November 13, 1997             BY: /s/ Fred J. Runk
                                 Fred J. Runk
                                 Senior Vice President and Treasurer